Form 10-K/A
period 2020-12-31
Capitol Investment Corp. V
filed 2021-05-11
CIK 1722438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

Capitol Investment Corp. V (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of and for the year ended December 31, 2020 (the “Relevant Period”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2021 (the “Original 10-K”).

Background of Restatement

On May 10, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that it is appropriate to restate the Company’s previously issued audited financial statements for the Relevant Period, which were included in the Original 10-K. Considering such restatement, the Company concluded that such audited financial statements should no longer be relied upon. This Amendment includes the restated audited financial statements for the Relevant Period.

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,500,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 5,833,000 redeemable warrants that were issued to the Company’s sponsors and independent directors in a private placement that closed concurrently with the closing of the IPO (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

The guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Upon further evaluation of the terms of the Warrants, management concluded that the Warrants should be accounted for as a derivative liability. The warrant agreement includes a provision (the “Replacement of Securities Upon Reorganization”) the application of which could result in a different settlement value for the Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s common stock, as noted in ASC 815-40-15, the Warrants could not be considered “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s common stock, all holders of the Warrants (both public warrants and private placement warrants) would be entitled to receive cash for their Warrants. In other words, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Warrant holders would be entitled to cash, while only certain holders of the Company’s common stock would be entitled to cash. Thus, these provisions preclude the Company from classifying the Warrants in stockholders’ equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet dated as of December 4, 2020, the date that the IPO closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on December 10, 2021, and (ii) restated financial statements as of and for the year ended December 31, 2020 that were previously reported on the Original 10-K, to restate the following non-cash items:

●	understatement of liabilities and overstatement of temporary equity by approximately $23.1 million and $30.7 million as of December 4, 2020 and December 31, 2020, respectively;

●	understatement of additional paid-in capital and accumulated deficit by approximately $8.5 million as of December 31, 2020;

●	understatement of net loss by approximately $8.5 million for the year ended December 31, 2020; and

●	understatement of basic and diluted net loss per share, non-redeemable common stock of $1.08 for the year ended December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

i

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

ii

CAPITOL INVESTMENT CORP. V

FORM 10-K/A

iii

PART I

Item 1.	Business.

In this Annual Report on Form 10-K/A (the “Form 10-K/A”), references to “Capitol” or the “Company” and to “we,” “us” and “our” refer to Capitol Investment Corp. V.

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

We maintain a website located at http://www.capinvestment.com. Our corporate filings, including our Annual Report on Form 10-K/A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, as amended, and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. We do not intend for information contained in our website to be a part of this Annual Report on Form 10-K/A.

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

On December 4, 2020, we consummated our initial public offering (the “Offering”) of 34,500,000 units (the “Units”). Each Unit consists of one share of our Class A common stock, par value $0.0001 per share (“Class A common stock”), and one-third of one redeemable warrant (“Warrants”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A common stock for $11.50 per share. The Class A common stock and the Warrants included in the Units traded as a Unit until January 22, 2021, when separate trading of Class A common stock and Warrants began. No fractional warrants were or will be issued and only whole warrants trade. Holders now have the option to continue to hold Units or separate their Units into the component pieces. The Units were sold in the Offering at a price of $10.00 per Unit, generating gross proceeds to us of $345,000,000.

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

If we seek stockholder approval of our initial business combination, our initial stockholders, sponsors, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public ”float” of our shares of Class A common stock.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a ”group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K/A for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 11,500,000 public warrants and 5,833,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, on May 10, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of and for the year ended December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements.” For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K/A, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. References to “we”, “us”, “our” or the “Company” are to Capitol Investment Corp. V, except where the context requires otherwise. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K/A should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

We will not generate any operating revenues until the closing and completion of our initial business combination. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the year ended December 31, 2020, we had a net loss of $8,645,008, which consists of operating and transaction costs of $1,030,921 and an unrealized loss on marketable securities held in our Trust Account of $2,201, offset by interest income on marketable securities held in the Trust Account of $14,781 and the loss from the change in fair value of warrant liabilities of $7,626,667.

For the year ended December 31, 2019, we had a net loss of $3,769, which consists of operating costs.

Liquidity and Capital Resources

Until the consummation of the Offering, our only source of liquidity was an initial purchase of common stock by the Sponsors, and loans and advances from related parties.

On December 4, 2020, we consummated our Offering of 34,500,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $345,000,000.  Simultaneously with the consummation of the Offering on December 4, 2020, we completed the Private Placement of 5,833,333 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, to our Sponsors and our independent directors, generating gross proceeds to us of $8,750,000.  Approximately $338.1 million of the net proceeds from the Offering and $6.9 million of the proceeds from the sale of the Private Placement Warrants have been deposited in a trust account maintained by Continental Stock Transfer& Trust Company, acting as trustee, established for the benefit of our public stockholders. After paying expenses associated with the Offering and the Private Placement, we had approximately $1.0 million of cash held outside the trust account for working capital.

Except for the withdrawal from the trust account of interest earned on the funds held therein necessary to pay taxes, if any, the funds in the trust account will not be released to us until the earlier of the completion of a business combination or our liquidation upon our failure to consummate a business combination within the required time period (which may not occur until December 4, 2022).

For the year ended December 31, 2020, cash used in operating activities was $739,321. Net loss of $8,645,008 was affected by interest earned on marketable securities held in the trust account of $14,781, an unrealized loss on marketable securities held in our trust account of $2,201 and changes in operating assets and liabilities, which used $581,824 of cash from operating activities, transaction costs allocable to warrant liabilities of $873,424 and the loss from the change in fair value of warrant liabilities was $7,626,667.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

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

The net proceeds of the Offering and the sale of the private placement warrants held in the trust account may be invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

For the quarter and year ended December 31, 2020 covered by this Annual Report on Form 10-K/A, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any common stock issuable upon exercise of warrants as such securities are not exercisable or convertible within 60 days. Information based on 34,500,000 shares of Class A common stock outstanding as of February 22, 2021.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
Mark D. Ein(3)	5,336,395	(2)	13.4%
L. Dyson Dryden(4)	3,088,605	(2)	8.2%
Alfheidur H. Saemundsson(5)	—		*
Preston P. Parnell(5)	—		*
Lawrence Calcano	50,000	(2)	*
Richard C. Donaldson	50,000	(2)	*
Raul F. Fernandez	50,000	(2)	*
Thomas S. Smith, Jr.	50,000	(2)	*
Capitol Acquisition Management V LLC	5,336,395	(2)	13.4%
Capitol Acquisition Founder V LLC	3,088,605	(2)	8.2%
All officers and directors as a group (eight individuals)	8,625,000	(2)	20.0%
Citadel Advisors LLC(6)	1,869,059		5.4%
Integrated Core Strategies (US) LLC(7)	2,502,710		7.3%
Aristeia Capital, L.L.C. (8)	1,797,469		5.2%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is 1300 17th Street North, Suite 820, Arlington, Virginia 22209.

(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial business combination on a one-for-one basis.

(3)	Represents shares held by Capitol Acquisition Management V LLC, which is controlled by Mr. Ein.

(4)	Represents shares held by Capitol Acquisition Founder V LLC, which is controlled by Mr. Dryden.

(5)	Does not include any shares held by Capitol Acquisition Management V LLC and Capitol Acquisition Founder V LLC, of which this person is a member.

(6)	The business address of this entity is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603. Information was derived from a Schedule 13G/A jointly filed on February 16, 2021 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Reporting Persons”) with respect to Class A common stock of the above-named issuer owned by Citadel Equity Fund Ltd., a Cayman Islands company (“CEFL”), and Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”). Citadel Advisors is the portfolio manager for CEFL and CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP.

(7)	The business address of this entity is 666 Fifth Avenue, New York, New York 10103. As of the close of business on December 31, 2020, Millennium Management, Millennium Group Management and Israel A. Englander, a United States citizen, may be deemed to have beneficially owned 2,500,000 shares of the Class A common stock. Information derived from a Schedule 13G/A filed on February 9, 2021.

(8)	The business address of this entity is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830. Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to the securities described herein held by, one or more private investment funds. Information derived from a Schedule 13G filed on February 16, 2021.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K/A:

Exhibit No.	Description	Included
3.1	Certificate of Incorporation.	By reference	S-1/A	November 19, 2020
3.2	Form of Amended and Restated Certificate of Incorporation.	By reference	S-1/A	November 19, 2020
3.3	Bylaws.	By reference	S-1/A	November 19, 2020
4.1	Specimen Unit Certificate.	By reference	S-1/A	November 19, 2020
4.2	Specimen Class A Common Stock Certificate.	By reference	S-1/A	November 19, 2020
4.3	Specimen Warrant Certificate.	By reference	S-1/A	November 19, 2020
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By reference	S-1/A	November 19, 2020
4.5	Description of Securities	By reference	10-K	March 1, 2021
10.1	Form of Letter Agreement among the Registrant and the sponsors and officers and directors of the Registrant.	By reference	S-1/A	November 19, 2020
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By reference	S-1/A	November 19, 2020
10.3	Form of Registration Rights Agreement among the Registrant and the securityholders signatory thereto.	By reference	S-1/A	November 19, 2020
10.4	Form of Private Placement Warrants Purchase Agreement between the Registrant and the purchasers of the private placement warrants.	By reference	S-1/A	November 19, 2020
10.5	Subscription Letter, dated May 24, 2017, between the Registrant and Capitol Acquisition Management V LLC.	By reference	S-1/A	November 19, 2020
10.6	Subscription Letter, dated May 24, 2017, between the Registrant and Capitol Acquisition Founder V LLC.	By reference	S-1/A	November 19, 2020
10.7	Amended and Restated Promissory Note, dated November 3, 2020, between the Registrant and Capitol Acquisition Management V LLC.	By reference	S-1/A	November 19, 2020
10.8	Amended and Restated Promissory Note, dated November 3, 2020, between the Registrant and Capitol Acquisition Founder V LLC.	By reference	S-1/A	November 19, 2020

10.9	Form of Administrative Services Agreement between the Registrant and the sponsors.	By reference	S-1/A	November 19, 2020
10.10	Form of Indemnification Agreement.	By reference	S-1/A	November 19, 2020
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL INVESTMENT CORP. V

By:	/s/ Mark D. Ein
Mark D. Ein
Chief Executive Officer
(Principal executive officer)

By:	/s/ L. Dyson Dryden
L. Dyson Dryden
Chief Financial Officer
(Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark D. Ein	Chairman of the Board and Chief Executive Officer	May 10, 2021
Mark D. Ein	(Principal Executive Officer)

/s/s L. Dyson Dryden	President, Chief Financial Officer and Director	May 10, 2021
L. Dyson Dryden	(Principal Financial and Accounting Officer)

/s/ Lawrence Calcano	Director	May 10, 2021
Lawrence Calcano

/s/ Raul J. Fernandez	Director	May 10, 2021
Raul J. Fernandez

/s/ Richard C. Donaldson	Director	May 10, 2021
Richard C. Donaldson

/s/ Thomas S. Smith, Jr.	Director	May 10, 2021
Thomas S. Smith, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Capitol Investment Corp. V

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Capitol Investment Corp. V (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in temporary equity and permanent equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020, and for the year ended December 31, 2020, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2017.

New York, NY
March 1, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is May 10, 2021.

CAPITOL INVESTMENT CORP. V
BALANCE SHEETS

	December 31,
	2020	2019
	(As Restated)
ASSETS
Current Assets
Cash	$632,387	$26,794
Prepaid expenses	695,350	—
Total Current Assets	1,327,737	26,794

Deferred offering costs	—	138,999
Marketable securities held in Trust Account	345,012,580	—
TOTAL ASSETS	$346,340,317	$165,793

LIABILITIES, TEMPORARY EQUITY AND PERMANENT EQUITY
Current Liabilities
Accounts payable and accrued expenses	$115,461	$1,935
Promissory note – related party	—	150,000
Total Current Liabilities	115,461	151,935

Deferred underwriting payable	12,075,000	—
Warrant liabilities	30,680,000	—
Total Liabilities	42,870,461	151,935

Commitments and contingencies

Temporary Equity
Class A common stock subject to possible redemption 29,846,985 shares at redemption value	298,469,850	—

Permanent Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value 400,000,000 shares authorized; 4,653,015 issued and outstanding (excluding 29,846,985 shares subject to possible redemption) as of December 31, 2020 and no shares issued and outstanding as of December 31, 2019	465	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of December 31, 2020 and 2019	863	863
Additional paid-in capital	13,654,828	24,137
Accumulated deficit	(8,656,150)	(11,142)
Total Permanent Equity	5,000,006	13,858
TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT EQUITY	$346,340,317	$165,793

The accompanying notes are an integral part of the financial statements.

CAPITOL INVESTMENT CORP. V

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
	(As Restated)
Formation, transaction and operating costs	$1,030,921	$3,769
Loss from operations	(1,030,921)	(3,769)

Other income (expense):
Interest earned on marketable securities held in Trust Account	14,781	—
Change in fair value of warrant liabilities	(7,626,667)	—
Unrealized loss on marketable securities held in Trust Account	(2,201)	—
Other income (expense), net	(7,614,087)	—

Net loss	$(8,645,008)	$(3,769)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	29,846,985	—
Basic and diluted net loss per share, Class A common stock s subject to possible redemption	$0.00	$—

Basic and diluted weighted average shares, non-redeemable common stock	7,868,993	7,500,000
Basic and diluted net loss per share, non-redeemable common stock(1)	$(1.10)	$(0.00)

(1)	Excludes income of $10,883 attributable to common stock subject to possible redemption for the year ended December 31, 2020 (see Note 2).

The accompanying notes are an integral part of the financial statements.

CAPITOL INVESTMENT CORP. V

STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND PERMANENT EQUITY

(As Restated)

	Class A		Class B		Additional
	Common Stock		Common Stock (1)		Paid-in	Accumulated	Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount
Balance – January 1, 2019	—	$—	8,625,000	$863	$24,137	$(7,373)	$17,627	—	$—

Net loss	—	—	—	—	—	(3,769)	(3,769)	—	—
Balance – December 31, 2019	—	—	8,625,000	863	24,137	(11,142)	13,858	—	—

Sale of 34,500,000 Units, net of underwriting discounts	34,500,000	3,450	—	—	311,105,889	—	311,109,339	—	—

Excess of purchase price paid over fair value of private placement warrants	—	—	—	—	991,667	—	991,667	—	—

Class A common stock subject to possible redemption	(29,846,985)	(2,985)	—	—	(298,466,865)	—	(298,469,850)	29,846,985	298,469,850

Net loss	—	—	—	—	—	(8,645,008)	(8,645,008)	—	—
Balance – December 31, 2020	4,653,015	$465	8,625,000	$863	$13,654,828	$(8,656,150)	$5,000,006	29,846,985	$298,469,850

(1)	As of December 31, 2019, this number included an aggregate of up to 1,125,000 shares that are subject to forfeiture if the over-allotment option was not exercised by the underwriters in full.

The accompanying notes are an integral part of the financial statements.

CAPITOL INVESTMENT CORP. V

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(8,645,008)	$(3,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(14,781)	—
Change in fair value of warrant liabilities	7,626,667	—
Transaction costs allocable to warrant liabilities	873,424	—
Unrealized loss on marketable securities held in Trust Account	2,201	—
Changes in operating assets and liabilities:
Prepaid expenses	(695,350)	—
Accounts payable and accrued expenses	113,526	1,935
Net cash used in operating activities	(739,321)	(1,834)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000	—
Proceeds from sale of Founders’ Warrants	8,750,000	—
Proceeds from promissory notes – related party	100,000	—
Repayment of promissory notes – related party	(250,000)	—
Payment of offering costs	(355,086)	(64,176)
Net cash provided by (used in) financing activities	346,344,914	(64,176)

Net Change in Cash	605,593	(66,010)
Cash – Beginning	26,794	92,804
Cash – Ending	$632,387	$26,794

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to redemption	$306,230,947	$—
Change in value of Class A common stock subject to possible redemption	$(7,761,097)	$—
Deferred underwriting fee payable	$12,075,000	$—
Initial measurement of warrants issued in connection with initial public offering accounted for as liabilities	$23,053,333	$—

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of December 1, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,500,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 5,833,333 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”, which are discussed in Note 4, Note 5, Note 8 and Note 10). The Company previously accounted for the Warrants as components of equity.

The guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Upon further evaluation of the terms of the Warrants, management concluded that the Warrants should be accounted for as a derivative liability. The warrant agreement includes a provision (the “Replacement of Securities Upon Reorganization”) the application of which could result in a different settlement value for the Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s common stock, as noted in ASC 815-40-15, the Warrants could not be considered “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s common stock, all holders of the Warrants (both public warrants and private placement warrants) would be entitled to receive cash for their Warrants. In other words, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Warrant holders would be entitled to cash, while only certain holders of the Company’s common stock would be entitled to cash. Thus, these provisions preclude the Company from classifying the Warrants in stockholders’ equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020, as previously reported in its Form 10-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

Additionally, the Company revised the Statement of Changes in Stockholders’ Equity to present temporary equity separate from permanent equity, which allows for better alignment to the Balance Sheet presentation. Accordingly, the Company revised the financial statement name to Statement of Changes in Temporary Equity and Permanent Equity to reflect this presentation change.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates and for the period indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of December 4, 2020
Warrant liabilities	$—	$23,053,333	$23,053,333
Total liabilities	12,075,000	23,053,333	35,128,333
Class A common stock subject to possible redemption	329,284,280	(23,053,333)	306,230,947
Class A common stock	157	231	388
Additional paid-in capital	5,020,615	873,193	5,893,808
Accumulated deficit	$(21,628)	$(873,424)	$(895,052)

Balance Sheet as of December 31, 2020
Warrant liabilities	$—	$30,680,000	$30,680,000
Total liabilities	12,190,461	30,680,000	42,870,461
Class A common stock subject to possible redemption	329,149,850	(30,680,000)	298,469,850
Class A common stock	159	306	465
Additional paid-in capital	5,155,043	8,499,785	13,654,828
Accumulated deficit	$(156,059)	$(8,500,091)	$(8,656,150)

Statement of Operations for the Year ended December 31, 2020
Formation and operational costs	$157,497	$873,424	$1,030,921
Change in fair value of warrant liabilities	—	(7,626,667)	(7,626,667)
Other income (expense), net	12,580	(7,626,667)	(7,614,087)
Net loss	$(144,917)	$(8,500,091)	$(8,645,008)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	32,914,985	(3,068,000)	29,846,985
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,698,927	170,066	7,868,993
Basic and diluted net loss per share, Non-redeemable common stock	$(0.02)	$(1.08)	$(1.10)

Statement of Changes in Temporary Equity and Permanent Equity for the Year ended December 31, 2020
Sale of 34,500,000 Units, net of underwriting discounts – Additional Paid in Capital	$325,527,465	$(14,421,576)	$311,105,889
Sale of 5,833,333 private placement warrants – Additional Paid in Capital	8,750,000	(8,750,000)	—
Excess of purchase price paid over fair value of private placement warrants – Additional Paid in Capital	—	991,667	991,667
Statement of Cash Flows for the year ended December 31, 2020
Cash Flows from Operating Activities:
Net Loss	$(144,917)	$(8,500,091)	$(8,645,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	—	7,626,667	7,626,667
Transaction costs allocable to warrant liabilities	—	873,424	873,424
Non-Cash Investing and Financing Activities
Initial classification of Class A common stock subject to redemption	$329,284,280	$(23,053,333)	$306,230,947
Change in value of Class A common stock subject to redemption	(134,430)	(7,626,667)	(7,761,097)
Initial measurement of warrants issued in connection with the initial Public Offering accounted for as liabilities	—	23,053,333	23,053,333

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 5, Note 8 and Note 10) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Components of Equity

Upon the IPO, the Company issued Class A common stock and Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Public Warrants based on their initial fair value measurement of $15,295,000 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $19,469,085, to the Class A common stock. A portion of the 34,500,000 Class A common stocks are presented within temporary equity, as certain shares are subject to redemption upon the occurrence of events not solely within the Company’s control. Similarly, the Company first allocated the proceeds of the Private Placement Warrants based on their initial fair value measurement of $7,758,333 and then allocated the remaining proceeds of $991,667 to the Class A common stock as additional paid in capital.

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

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 17,333,333 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

The Company’s Statement of Operations includes a presentation of loss per share for common shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of common stock subject to possible redemption outstanding since the original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes Founder Shares and non-redeemable Class A common stock as these shares do not have any redemption features. Shares of non-redeemable common stocks participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

For the Year ended December 31, 2020
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$10,883
Net income allocable to Class A common stock subject to possible redemption	$10,883
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	29,846,985
Basic and diluted net income per share	$0.00
Non-Redeemable Common Stock
Numerator: Earnings allocable to non-redeemable common stock
Net loss	$(8,645,008)
Less: Net income allocable to Class A common stock subject to possible redemption	(10,883)
Non-redeemable net loss	$(8,655,891)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,868,993
Basic and diluted net loss per share, Non-redeemable common stock	$(1.10)

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

Fair Value of Financial Instruments

The Company follows the guidance in ASC Topic 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

See Note 10 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

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

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — PERMANENT EQUITY AND TEMPORARY EQUITY

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

As of December 31, 2020, there was 4,653,015 shares of Class A common stock issued and outstanding, excluding 29,846,985 shares of Class A common stock subject to possible redemption. As of December 31, 2020, and 2019, there was 8,625,000 shares of Class B common stock issued and outstanding.

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets is as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets	(As Restated)
Net operating loss carryforward	$43,286	$791
Unrealized gain on marketable securities	(3,397)	—
Total deferred tax assets	39,889	791
Valuation Allowance	(39,889)	(791)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,	December 31,
	2020	2019
Federal	(As Restated)
Current	$—	$—
Deferred	(30,431)	(791)

State and Local
Current	—	—
Deferred	(8,667)	—

Change in valuation allowance	39,098	791

Income tax provision	$—	$—

As of December 31, 2020, the Company had $160,318 of U.S. federal and state net operating loss carryovers available to offset future taxable income. The federal NOL has an indefinite life while the state net operating loss carryovers will expire by 2040.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020 and 2019, the change in the valuation allowance was $39,098 and $791, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2020	2019
	(As Restated)
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	6.0%	0.0%
Change in valuation of warrant liability	(23.8)%	0.0%
Transaction costs allocable to warrant liability	(2.7)%	0.0%
Valuation allowance	(0.5)%	(21.0)%
Income tax provision	0.0%	0.0%

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

NOTE 10 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account (1)	1	$345,012,580
Liabilities:
Private Placement Warrants (2)	3	10,325,000
Public Warrants (2)	3	20,355,000

(1)	The fair value of the marketable securities held in Trust account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Initial Measurement

The Company established the initial fair value for the Warrants on December 4, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Public Warrants and the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	December 4, 2020 (Initial Measurement)
Risk-free interest rate	0.53%
Expected term (years)	5.0
Expected volatility	23.0%
Exercise price	$11.50
Fair value of Units	$9.56

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected term was determined to be five years, in-line with a typical equity investor assumed holding period

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of business combinations by similar special purpose acquisition companies. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one Class A common stock and one-third of one Public Warrant, represents the closing price on the measurement date as observed from the ticker CAP.U.

Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk-neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model. Therefore, the resulting valuations for the two classes of Warrants were determined to be equal. On December 4, 2020, the Private Placement Warrants and Public Warrants were determined to be $1.33 per warrant for aggregate values of $7.8 million and $15.3 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. At the subsequent measurement date of December 31, 2020, the Public Warrants and Private Placement Warrants were fair valued using the Monte Carlo Simulation Method. The fair value classification for both the Public Warrants and Private Placement Warrants remain unchanged as Level 3 from their initial valuation.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at subsequent measurement:

Input	December 31, 2020 (Subsequent Measurement)
Risk-free interest rate	0.45%
Expected term (years)	5.0
Expected volatility	28.0%
Exercise price	$11.50
Fair value of Units	$9.71

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $10.3 million and $20.4 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2019	$—	$—	$—
Initial measurement on December 4, 2020	7,758,333	15,295,000	23,053,333
Change in valuation inputs or other assumptions(1)	2,566,667	5,060,000	7,626,667
Fair value as of December 31, 2020	$10,325,000	$20,355,000	$30,680,000

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.