Form 10-Q
period 2021-03-31
Capitol Investment Corp. V
filed 2021-05-17
CIK 1722438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 001-39754

CAPITOL INVESTMENT CORP. V

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1956909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 17th Street, Suite 820

Arlington, VA 22209

(Address of principal executive offices)

(202) 654-7060

(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 17, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

CAPITOL INVESTMENT CORP. V

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

CAPITOL INVESTMENT CORP. V
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020

ASSETS
Current Assets
Cash	$86,962	$632,387
Prepaid expenses	666,008	695,350
Total Current Assets	752,970	1,327,737

Marketable securities held in Trust Account	345,006,438	345,012,580
TOTAL ASSETS	$345,759,408	$346,340,317

LIABILITIES, TEMPORARY EQUITY AND PERMANENT EQUITY
Current Liabilities
Accounts payable and accrued expenses	$228,753	$115,461
Promissory note – related party	400,000	—
Total Current Liabilities	628,753	115,461

Deferred underwriting payable	12,075,000	12,075,000
Warrant liabilities	23,400,000	30,680,000
Total Liabilities	36,103,753	42,870,461

Commitments and Contingencies

Temporary Equity
Class A common stock subject to possible redemption 30,465,565 shares at redemption value as of March 31, 2021 and 29,846,985 shares at redemption value as of December 31, 2020	304,655,650	298,469,850

Permanent Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value 400,000,000 shares authorized; 4,034,435 issued and outstanding (excluding 30,465,565 shares subject to possible redemption) as of March 31, 2021 and 4,653,015 issued and outstanding (excluding 29,846,985 shares subject to possible redemption) as of December 31, 2020	403	465
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	863	863
Additional paid-in capital	7,469,090	13,654,828
Accumulated deficit	(2,470,351)	(8,656,150)
Total Permanent Equity	5,000,005	5,000,006
TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT EQUITY	$345,759,408	$346,340,317

The accompanying notes are an integral part of the financial statements.

CAPITOL INVESTMENT CORP. V

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020

Formation and operating costs	$1,139,720	$20
Loss from operations	(1,139,720)	(20)

Other income (expenses):
Interest earned on marketable securities held in Trust Account	47,359	—
Change in fair value of warrant liabilities	7,280,000	—
Unrealized loss on marketable securities held in Trust Account	(1,840)	—
Other income, net	7,325,519	—

Net income (loss)	$6,185,799	$(20)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	29,846,985	—
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00	$—

Basic and diluted weighted average shares, non-redeemable common stock	13,278,015	7,500,000
Basic and diluted net loss per share, non-redeemable common stock(1)	$0.47	$(0.00)

(1)	At March 31, 2021, excludes an aggregate of 30,465,565 shares subject to possible redemption.

The accompanying notes are an integral part of the financial statements.

CAPITOL INVESTMENT CORP. V

CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND PERMANENT EQUITY

	Class A		Class B		Additional		Total
	Common Stock		Common Stock (1)		Paid-in	Accumulated	Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount
Balance – December 31, 2020	4,653,015	$465	8,625,000	$863	$13,654,828	$(8,656,150)	$5,000,006	29,846,985	$298,469,850

Change in value of Class A common stock subject to possible redemption	(618,580)	(62)	—	—	(6,185,738)	—	(6,185,800)	618,580	6,185,800

Net income	—	—	—	—	—	6,185,799	6,185,799	—	—
Balance – March 31, 2021	4,034,435	$403	8,625,000	$863	$7,469,090	$(2,470,351)	$5,000,005	30,465,565	$304,655,650

	Class A		Class B		Additional		Total
	Common Stock		Common Stock (1)		Paid-in	Accumulated	Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount
Balance – December 31, 2019	—	$—	8,625,000	863	$24,137	(11,142)	13,858	—	$—

Net loss	—	—	—	—	—	(20)	(20)	—	—
Balance – March 31, 2020	—	$—	8,625,000	$863	$24,137	$(11,162)	$13,838	—	$—

(1)	As of December 31, 2019 and as of March 31, 2020, this number included an aggregate of up to 1,125,000 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. The over-allotment option was exercised by the underwriters in full.

The accompanying notes are an integral part of the financial statements.

CAPITOL INVESTMENT CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$6,185,799	$(20)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(47,359)	—
Change in fair value of warrant liabilities	(7,280,000)	—
Unrealized loss on marketable securities held in Trust Account	1,840	—
Changes in operating assets and liabilities:
Prepaid expenses	29,342	—
Accounts payable and accrued expenses	113,292	128
Net cash (used in) provided by operating activities	(997,086)	108

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for franchise taxes	51,661	—
Net cash provided by investing activities	51,661	—

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	400,000	50,000
Payment of offering costs	—	(128)
Net cash provided by financing activities	400,000	49,872

Net Change in Cash	(545,425)	49,980
Cash – Beginning	632,387	26,794
Cash – Ending	$86,962	$76,774

Non-cash investing and financing activities:
Deferred underwriting fee payable	$12,075,000	$—
Change in value of Class A common stock subject to possible redemption	6,185,800

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 5,833,333 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Capitol Acquisition Management V LLC, which is controlled by Mark D. Ein, the Company’s Chief Executive officer and chairman of the board of directors, and Capitol Acquisition Founder V LLC, which is controlled by L. Dyson Dryden, the President and Chief Financial Officer and a member of the board of directors (the “Sponsors”), and the independent directors, generating gross proceeds of $8,750,000, which is described in Note 4.

Transaction costs amounted to $19,469,085, consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $494,085 of other offering costs. Of the $19,469,085 of transaction costs, $873,424 were allocable to warrant liabilities and expensed.

Following the closing of the Initial Public Offering on December 4, 2020, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and may be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s first Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

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

On March 2, 2021, Capitol announced that it entered into a definitive merger agreement for its initial business combination with Doma Holdings, Inc., or Doma, a leading force for disruptive change in the residential real estate industry. Doma uses machine intelligence to replace large portions of the antiquated residential real estate closing process with instant technology solutions. Doma’s machine intelligence algorithms are being trained and optimized on 30 years of historical anonymized closing transaction data, allowing Doma to make underwriting decisions in less than a minute and significantly reduce the time, effort and cost of the entire process. In connection with the transaction, Capitol entered into various subscription agreements with certain third-party investors (the “PIPE Investors”) pursuant to which the PIPE Investors have committed to make private investments in public equity in the form of Class A common stock in the aggregate amount of $300 million, for which the PIPE Investors will receive an aggregate of 30 million shares of common stock in the combined company. It is expected that Mark D. Ein will join the combined company’s board of directors upon completion of the transaction.

Liquidity

As of March 31, 2021, the Company had $86,962 in its operating bank accounts, $345,006,438 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith, and working capital of $174,217, which excludes franchise and income taxes payable of $50,000, as such amounts may be paid from interest earned on the Trust Account. For the quarter ended March 31, 2021, interest income which is available to pay the Company’s tax obligations amounted to approximately $45,160. Through March 31, 2021, the Company had withdrawn approximately $51,700 from the Trust Account to pay franchise taxes.

In February 2021, the Sponsors and the independent directors collectively committed to provide the Company an aggregate of $970,000 in loans. In May 2021, the Sponsors and the independent directors collectively committed to provide the Company an additional $756,000 in loans. The loans, if issued, as well as any future loans that may be made by the Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $2,000,000 of the notes may be converted into warrants at a price of $1.50 per warrant at the option of the lender. As of March 31, 2021, the Company had an outstanding balance of $400,000 under such promissory notes. On April 20, 2021, the Company issued an additional $300,000 under such promissory notes. None of the notes had been converted to warrants.

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

Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or May 17, 2022.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 11, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company and Smaller Reporting Company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets in the Trust Account were held in cash and U.S. Treasury Bills.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4, Note 7 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the consolidated statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2021 and December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 17,333,333 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

The Company’s condensed statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of common stock subject to possible redemption outstanding since the original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes Founder Shares and non-redeemable Class A common stock as these shares do not have any redemption features. Non-redeemable common stocks participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended
	March 31, 2021	March 31, 2020
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account, net of franchise taxes	$—	$—
Net income allocable to Class A common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	29,846,985	—
Basic and diluted net income per share	$0.00	$—
Non-Redeemable Common Stock
Numerator: Earnings allocable to non-redeemable common stock
Net income (loss)	$6,185,799	$(20)
Less: Net income allocable to Class A common stock subject to possible redemption	—	—
Non-redeemable net income (loss)	$6,185,799	$(20)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	13,278,015	7,500,000
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.47	$(0.00)

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

See Note 8 for additional information on assets and liabilities measured at fair value.

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

Redemption of Warrants When the Price Per Share of Class A Common Stock Equals or Exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their Warrants prior to redemption and receive a number of shares based on the redemption date and the “fair market value” of Class A common stock except as otherwise described below;

●	if, and only if, the last reported sale price of Class A common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above) on the trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders; and

●	if, and only if, the last reported sale price of Class A common stock is less than $18.00 per share (as adjusted for stock for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities), the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Warrants, as described above.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company’s Sponsors and independent directors purchased 5,833,333 Private Placement Warrants at $1.50 per warrant (for an aggregate purchase price of $8,750,000) from the Company. $6,900,000 of the proceeds received from the Private Placement Warrants purchases were placed in the Trust Account. The Private Placement Warrants are identical to the Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchasers or any of their permitted transferees. Additionally, the holders of the Private Placement Warrants have agreed not to transfer, assign or sell any of the Private Placement Warrants, including the shares of common stock issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of the Company’s initial Business Combination.

NOTE 5 — RELATED PARTY TRANSACTIONS

Administrative Services Agreement

The Company presently occupies office space provided by two affiliates of the Company’s executive officers. Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed, commencing on December 1, 2020, to pay such affiliates an aggregate of up to $20,000 per month for such services. For the quarter ended March 31, 2020, the Company incurred $60,000 in fees for these services, of which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Promissory Notes — Related Party

The Company issued an aggregate of $150,000 principal amount unsecured promissory notes to the Sponsors on October 20, 2017, as amended on February 21, 2020. On February 21, 2020, the Company issued an aggregate of $50,000 principal amount unsecured promissory notes to the Sponsors, of which $50,000 was funded on such date. On November 3, 2020, the Company amended and restated the October 20, 2017 promissory notes and the February 21, 2020 promissory notes, and issued an additional aggregate of $50,000 principal amount unsecured promissory notes to the Sponsors, for a total of $250,000 aggregate principal amount of promissory notes (the “Promissory Notes”). The Promissory Notes were non-interest bearing and payable on the earliest to occur of (i) October 20, 2021, (ii) the consummation of the Initial Public Offering and (iii) the abandonment of the Initial Public Offering. The outstanding balance under the Promissory Notes of $250,000 was repaid at the closing of the Initial Public Offering on December 4, 2020.

In February 2021, the Sponsors and the independent directors collectively committed to provide the Company an aggregate of $970,000 in loans. In May 2021, the Sponsors and the independent directors collectively committed to provide the Company an additional $756,000 in loans. The loans, if issued, as well as any future loans that may be made by the Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $2,000,000 of the notes may be converted into warrants at a price of $1.50 per warrant at the option of the lender. As of March 31, 2021, the Company had an outstanding balance of $400,000 under such promissory notes. On April 20, 2021, the company issued an additional $300,000 under such promissory notes. None of the notes had been converted to warrants.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on December 1, 2020, the holders of the shares of Class B common stock, Private Placement Warrants and any warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Contingent Fee Arrangement

The Company has entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of March 31, 2021, the amount of these contingent fees was approximately $1,708,000. There can be no assurances that the Company will complete a Business Combination.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsors, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes its initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

Underwriting Agreement

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering or an aggregate of $12,075,000, which were placed in the Trust Account.

Consulting Agreements

In December 2020, subsequent to the consummation of the Initial Public Offering, the Company entered into three consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining shareholder approval for an initial Business Combination. These agreements provide for an aggregate monthly fee of $62,500 and aggregate success fees of $1,100,000 payable upon the consummation of an initial Business Combination. The accrual amount under these agreements was zero and approximately $38,300 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 7 — PERMANENT EQUITY AND TEMPORARY EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

The Class B common stock will automatically convert into Class A common stock on the first business day following the consummation of the Company’s initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for shares of Class A common stock, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of an initial Business Combination, the ratio at which the Class B common stock will convert into Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of such Class B common stock will equal, in the aggregate, 20% of the sum of the shares of common stock outstanding upon the completion of the Initial Public Offering plus the number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of redemptions), excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants.

As of March 31, 2021, and December 31, 2020, there were 4,034,435 shares and 4,653,015 shares of Class A common stock issued and outstanding, respectively, excluding 30,465,565 shares and 29,846,985 shares of Class A common stock subject to possible redemption, respectively. As of March 31, 2021, and December 31, 2020, there was 8,625,000 shares of Class B common stock issued and outstanding.

NOTE 8 — FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account (1)	1	$345,006,438
Liabilities:
Private Placement Warrants (2)	2	7,875,000
Public Warrants (2)	1	15,525,000

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account (1)	1	$345,012,580
Liabilities:
Private Placement Warrants (2)	3	10,325,000
Public Warrants (2)	3	20,355,000

(1)	The fair value of the marketable securities held in Trust account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis and were initially measured at fair value as Level 3 financial liabilities using a Monte Carlo simulation model through December 31, 2020. The subsequent measurement of the Public Warrants as of March 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CAP.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of March 31, 2021, and December 31, 2020, the aggregate fair values of the Private Placement Warrants were $7.9 million and $10.3 million, respectively, and Public Warrants were $15.5 million and $20.4 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$10,325,000	$20,355,000	$30,680,000
Change in valuation inputs or other assumptions(1)(2)	(2,450,000)	(4,830,000)	(7,280,000)
Fair value as of March 31, 2021	$7,875,000	$15,525,000	$23,400,000

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the condensed statement of operations.
(2)	Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the three months ended March 31, 2021 when the Public Warrants were separately listed and traded.

NOTE 9 — SUBSEQUENT EVENTS

On April 20, 2021, the Company issued an aggregate of $300,000 of convertible promissory notes pursuant to the existing commitment letters made by Capitol Acquisition Management V LLC, an affiliate of Mark D. Ein, Capitol Acquisition Founder V LLC, an affiliate of L. Dyson Dryden, and Lawrence Calcano, Richard C. Donaldson, Raul J. Fernandez and Thomas S. Smith, Jr., each a member of the board of directors of the Company, to evidence loans in such amount made by the lenders.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Capitol Investment Corp. V. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. References to “we”, “us”, “our” or the “Company” are to Capitol Investment Corp. V, except where the context requires otherwise. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear herein. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company formed for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We are not limited to any particular industry or geographic location in selecting a target business with which to engage in a business combination.

We consummated the Offering on December 4, 2020. All activity through December 4, 2020 relates to our formation, the Offering (as defined below) and simultaneous private placement of private placement warrants, as described below, our search for a target business with which to complete an initial business combination and activities in connection with the proposed business combination with Doma Holdings, Inc. (“Doma”).

Recent Developments

Doma

On March 2, 2021, we entered into a definitive merger agreement (the “Merger Agreement”) with Capitol V Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary (“Merger Sub”), and Doma. The Merger Agreement, among other things, provides that:

●	we will amend and restate our amended and restated certificate of incorporation to, among other things, change the name of the Company to Doma Holdings, Inc.;

●	we will replace our bylaws by adopting amended and restated bylaws for the post-combination company;

●	we have entered into various subscription agreements with certain third-party investors (the “PIPE Investors”) pursuant to which the PIPE Investors have committed to make private investments in public equity in the form of Class A common stock in the aggregate amount of $300 million, for which the PIPE Investors will receive an aggregate of 30 million shares of common stock in the combined company (“New Doma Common Stock”); and

●	(i) without any action on the part of any holder of our warrant, each warrant that is issued and outstanding immediately prior to the closing of the initial business combination with Doma will become a warrant of the post-combination company, exercisable for New Doma Common Stock in accordance with its terms; and (ii) without any action on the part of the holders of our Class B common stock, each share of Class B common stock that is issued and outstanding immediately prior to the closing of the initial business combination with Doma will automatically convert into one share of New Doma Common Stock.

The business combination with Doma will be consummated subject to certain conditions as further described in the Merger Agreement.

Doma is a leading force for disruptive change in the residential real estate industry. Doma uses machine intelligence to replace large portions of the antiquated residential real estate closing process with instant technology solutions. Doma’s machine intelligence algorithms are being trained and optimized on 30 years of historical anonymized closing transaction data, allowing Doma to make underwriting decisions in less than a minute and significantly reduce the time, effort and cost of the entire process. It is expected that Mark D. Ein will join the combined company’s board of directors upon completion of the transaction.

Additional information regarding Doma and the potential business combination with Doma is available in the proxy statement/prospectus most recently filed by the Company with the SEC.

Promissory Notes

On March 12, 2021 and April 20, 2021, the directors of the Company agreed to loan the Company an aggregate of $400,000 and $300,000, respectively, for an aggregate of $700,000. The promissory notes are provided to cover certain expenses related to the business combination pursuant to a promissory note (the “Note”). Each Promissory Note is non-interest bearing and is payable at the consummation by the Company of a business combination. Upon consummation of a business combination, the lenders will have the option to convert up to $2,000,000 of the principal balance of such Promissory Notes into warrants at a price of $1.50 per warrant. The terms of any such warrants would be identical to the warrants issued by the Company in the Offering except that such warrants will be non-redeemable by the Company and will be exercisable for cash or on a “cashless” basis, in each case, so long as such warrants are held by the initial holder or such holder’s permitted transferees. If a business combination is not consummated, all outstanding amounts under any Promissory Notes issued to the lenders will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the Offering to repay such amounts.

Results of Operations

We will not generate any operating revenues until the closing and completion of our business combination. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $6,185,799, which consists of interest income on marketable securities held in the trust account of $47,359 and a gain from the change in fair value of warrant liabilities of $7,280,000, offset by an unrealized loss on marketable securities held in the trust account of $1,840 and operating costs of $1,139,720.

For the three months ended March 31, 2020, we had a net loss of $20, which consists of operating costs.

Liquidity and Capital Resources

Until the consummation of the Offering, our only source of liquidity was an initial purchase of ordinary shares by Capitol Acquisition Management V LLC and Capitol Acquisition Founder V LLC (collectively, the “Sponsors”), and loans and advances from related parties.

On December 4, 2020, we consummated our initial public offering (the “Offering”) of 34,500,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $345,000,000. Simultaneously with the consummation of the Offering on December 4, 2020, we completed a private placement of 5,833,333 private placement warrants at a purchase price of $1.50 per private placement warrant, to our Sponsors and our independent directors, generating gross proceeds to us of $8,750,000. Approximately $338.1 million of the net proceeds from the Offering and $6.9 million of the proceeds from the sale of the private placement warrants have been deposited in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, established for the benefit of our public stockholders. After paying expenses associated with the Offering and the private placement, we had approximately $1.0 million of cash held outside the trust account for working capital.

Except for the withdrawal from the trust account of interest earned on the funds held therein necessary to pay taxes, if any, the funds in the trust account will not be released to us until the earlier of the completion of a business combination or our liquidation upon our failure to consummate a business combination within the required time period (which may not occur until December 4, 2022).

For the three months ended March 31, 2021, cash used in operating activities was $997,086. Net income of $6,185,799 was affected by interest earned on marketable securities held in the trust account of $47,359, an unrealized loss on marketable securities of $1,840, a gain from the change in fair value of warrant liabilities of $7,280,000 and changes in operating assets and liabilities, which provided of $142,634 of cash.

For the three months ended March 31, 2020, cash provided by operating activities was $108. Net loss of $20 was offset by changes in operating assets and liabilities, which provided $128 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities held in the trust account of $345,006,438. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $86,962 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsors, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. In February 2021, the Sponsors and the independent directors collectively committed to provide us an aggregate of $970,000 in loans. In May 2021, the Sponsors and the independent directors collectively committed to provide an additional $756,000 in loans. These loans, if issued, as well as any future loans that may be made by our officers and directors (or their affiliates), will be evidenced by notes and if we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsors, officers, directors or their respective affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Based on the loan commitment provided by the Sponsors and the independent directors, we believe we will have sufficient cash to meet the Company’s working capital needs through the earlier of consummation of a Business Combination or May 17, 2022.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Offering or an aggregate of $12,075,000, which were placed in the trust account.

We entered into a fee arrangement with a service provider pursuant to which certain fees incurred by us will be deferred and become payable only if we consummate a business combination. If a business combination does not occur, we will not be required to pay these contingent fees. As of March 31, 2021, the amount of these contingent fees was approximately $1,708,000. There can be no assurances that we will complete a business combination.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed on May 11, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

We incurred a total of $6,900,000 in underwriting discounts and commissions at the closing of the Offering (up to an additional $12,075,000 of deferred underwriting expenses may be paid upon the completion of a business combination) and $494,085 for other costs and expenses related to our formation, transaction costs, and the Offering.

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

For a description of the use of the proceeds generated in our Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On May 16, 2021, each of our directors, including Mark D. Ein, our Chairman of the Board and Chief Executive Officer, and L. Dyson Dryden, our President and Chief Financial Officer, committed (each, a “Commitment Letter”) to lend the Company an aggregate of an additional $756,000, if such funds are needed by the Company. Any amount loaned by such directors to the Company pursuant to such Commitment Letter will be evidenced by unsecured promissory notes (“Promissory Notes”) issued to the lenders thereof. Each Promissory Note would be non-interest bearing and would be payable at the consummation by the Company of a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). As indicated in the Company’s final prospectus, dated December 1, 2020, relating to the Company’s IPO, upon consummation of a Business Combination, the lenders would have the option to convert up to $2,000,000 of the principal balance of such Promissory Notes into warrants at a price of $1.50 per warrant. The terms of any such warrants would be identical to the warrants issued by the Company in the IPO except that such warrants would be non-redeemable by the Company and would be exercisable for cash or on a “cashless” basis, in each case, so long as such warrants were held by the initial holder or such holder’s permitted transferees. If a Business Combination is not consummated, all outstanding amounts under any Promissory Notes issued to the lenders would be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the IPO to repay such amounts.

The foregoing description of the Commitment Letters and the Promissory Notes does not purport to be complete and is qualified in its entirety by the terms and conditions of the forms of Commitment Letter and the Promissory Note, copies of which are attached hereto as Exhibit 10.5 and 10.6, respectively, and are incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 2, 2021. (Incorporated by reference from Exhibit 2.1 in Form 8-K filed on March 3, 2021)

2.1.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 18, 2021. (Incorporated by reference from Exhibit 2.1 in Form 8-K filed on March 19, 2021)

10.1	Form of Subscription Agreement (Incorporated by reference from Exhibit 10.1 in Form 8-K filed on March 3, 2021)

10.2	Sponsor Support Agreement, dated as of March 2, 2021 (Incorporated by reference from Exhibit 10.2 in Form 8-K filed on March 3, 2021)

10.3	Form of Company Support Agreement (Incorporated by reference from Exhibit 10.3 in Form 8-K filed on March 3, 2021)

10.4	Form of Lock-Up Agreement (Incorporated by reference from Exhibit 10.4 in Form 8-K filed on March 3, 2021)

10.5	Form of Commitment Letter. (Incorporated by reference from Exhibit 10.1 in Form 8-K filed on March 12, 2021)

10.6	Form of Promissory Note. (Incorporated by reference from Exhibit 10.2 in Form 8-K filed on March 12, 2021)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL INVESTMENT CORP. V

Date: May 17, 2021	By:	/s/ Mark D. Ein
	Name:	Mark D. Ein
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ L. Dyson Dryden
	Name:	L. Dyson Dryden
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)