Form 10-Q
period 2021-06-30
Capitol Investment Corp. V
filed 2021-07-27
CIK 1722438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

(202) 654-7060

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Units, each consisting of one share of Class A common stock and one-third of one warrant	CAP.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	CAP	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	CAP.WS	The New York Stock Exchange

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

As of July 27, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

CAPITOL INVESTMENT CORP. V

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

CAPITOL INVESTMENT CORP. V
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$—	$632,387
Prepaid expenses	647,602	695,350
Total Current Assets	647,602	1,327,737

Marketable securities held in Trust Account	345,013,964	345,012,580
TOTAL ASSETS	$345,661,566	$346,340,317

LIABILITIES, TEMPORARY EQUITY AND PERMANENT EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$679,942	$115,461
Advances from related parties	1,800	—
Promissory note – related party	700,000	—
Total Current Liabilities	1,381,742	115,461

Deferred underwriting payable	12,075,000	12,075,000
Warrant liabilities	22,880,000	30,680,000
Total Liabilities	36,336,742	42,870,461

Commitments and Contingencies

Temporary Equity
Class A common stock subject to possible redemption 34,500,000 and 29,846,985 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	345,000,000	298,469,850

Permanent Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value 400,000,000 shares authorized; 0 and 4,653,015 issued and outstanding (excluding 34,500,000 and 29,846,985 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	—	465
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	—	13,654,829
Accumulated deficit	(35,676,039)	(8,656,151)
Total Permanent Equity (Deficit)	(35,675,176)	5,000,006
TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT EQUITY (DEFICIT)	$345,661,566	$346,340,317

The accompanying notes are an integral part of the financial statements.

CAPITOL INVESTMENT CORP. V

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Formation and operating costs	$858,357	$277	$1,998,077	$297
Loss from operations	(858,357)	(277)	(1,998,077)	(297)

Other income:
Interest earned on marketable securities held in Trust Account	5,686	—	53,045	—
Change in fair value of warrant liabilities	520,000	—	7,800,000	—
Unrealized gain on marketable securities held in Trust Account	1,840		—	—
Other income, net	527,526	—	7,853,045	—

Income (loss) before benefit from (provision for) income taxes	(330,831)	(277)	5,854,968	(297)
Benefit from (provision for) income taxes	—	—	—	—
Net (loss) income	$(330,831)	$(277)	$5,854,968	$(297)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	12,659,435	7,500,000	12,967,016	7,500,000

Basic and diluted net income per share, Class A common stock subject to possible redemption	$(0.03)	$—	$0.45	$—

Basic and diluted weighted average shares, non-redeemable common stock	30,465,565	—	30,157,984	—

Basic and diluted net loss per share, non-redeemable common stock	$—	$—	$—	$—

The accompanying notes are an integral part of the financial statements.

CAPITOL INVESTMENT CORP. V

CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND PERMANENT EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total Permanent
	Common Stock		Common Stock (1)		Paid-in	Accumulated	Equity	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Shares	Amount
Balance – January 1, 2021	4,653,015	$465	8,625,000	$863	$13,654,828	$(8,656,150)	$5,000,006	29,846,985	$298,469,850

Change in value of Class A common stock subject to possible redemption	(618,580)	(62)	—	—	(6,185,738)	—	(6,185,800)	618,850	6,185,800

Net income	—	—	—	—	—	6,185,799	6,185,799	—	—

Balance – March 31, 2021	4,034,435	$403	8,625,000	$863	$7,469,090	$(2,470,351)	$5,000,005	30,465,565	$304,655,650

Change in value of Class A common stock subject to possible redemption	(4,034,435)	(403)	—	—	(7,469,090)	(32,874,857)	(40,344,350)	4,034,435	40,344,350

Net loss	—	—	—	—	—	(330,831)	(330,831)	—	—

Balance – June 30, 2021	—	$—	8,625,000	$863	$—	$(35,676,039)	$(35,675,176)	34,500,000	$345,000,000

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A		Class B		Additional		Total Permanent
	Common Stock		Common Stock (1)		Paid-in	Accumulated	Equity	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Shares	Amount
Balance – January 1, 2020	—	$—	8,625,000	863	$24,137	(11,142)	13,858	—	$—

Net loss	—	—	—	—	—	(20)	(20)	—	—

Balance – March 31, 2020	—	$—	8,625,000	$863	$24,137	$(11,162)	$13,838	—	$—

Net loss	—	—	—	—	—	(277)	(277)	—	—

Balance – June 30, 2020	—	$—	8,625,000	$863	$24,137	$(11,439)	$13,561	—	$—

(1)	As of December 31, 2020 and as of June 30, 2020, this number included an aggregate of up to 1,125,000 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. The over-allotment option was exercised by the underwriters in full.

The accompanying notes are an integral part of the financial statements.

CAPITOL INVESTMENT CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$5,854,968	$(297)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(53,045)	—
Change in fair value of warrant liabilities	(7,800,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	47,748	—
Accounts payable and accrued expenses	564,481	(1,935)
Net cash used in operating activities	(1,385,848)	(2,232)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for franchise taxes	51,661	—
Net cash provided by investing activities	51,661	—

Cash Flows from Financing Activities:
Advances from related party	1,800	—
Proceeds from promissory notes – related party	700,000	50,000
Payment of offering costs	—	(128)
Net cash provided by financing activities	701,800	49,872

Net Change in Cash	(632,387)	47,640
Cash – Beginning	632,387	26,794
Cash – Ending	$—	$74,434

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$2,500
Offering costs paid by Sponsor in exchange for issuance of founder shares	—	25,000
Change in value of Class A common stock subject to possible redemption	46,530,150	—

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity

As of June 30, 2021, the Company had $0 in its operating bank accounts, $345,013,964 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith, and working capital deficit of $634,140, which excludes franchise and income taxes payable of $100,000, as such amounts may be paid from interest earned on the Trust Account. For the six months ended June 30, 2021, interest income which is available to pay the Company’s tax obligations amounted to approximately $14,000. Through June 30, 2021, the Company had withdrawn approximately $51,700 from the Trust Account to pay franchise taxes.

In February 2021, the Sponsors and the independent directors collectively committed to provide the Company an aggregate of $970,000 in loans. In May 2021, the Sponsors and the independent directors collectively committed to provide the Company an additional $756,000 in loans. In July 2021, the Sponsors committed to provide the Company an additional $627,000 in loans. The loans, if issued, as well as any future loans that may be made by the Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $2,000,000 of the notes may be converted into warrants at a price of $1.50 per warrant at the option of the lender. As of June 30, 2021, the Company had an outstanding balance of $700,000 under such promissory notes. On July 15, 2021, the Company issued an additional $370,000 under such promissory notes. None of the notes had been converted to warrants.

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

Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or July 15, 2022.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 11, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, the assets in the Trust Account were held in cash and money market funds invested in U.S. government treasury obligations.

Convertible Debt

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815-15. ASC 815-15 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments.

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

As of June 30, 2021, the embedded derivatives relating to the convertible debt was deemed to be immaterial.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2021 and December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 17,333,333 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

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

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended
	June 30, 2021	June 30, 2020
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account, net of franchise taxes	$—	$—
Net income allocable to Class A common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	30,465,565	—
Basic and diluted net income per share	$0.00	$—
Non-Redeemable Common Stock
Numerator: Earnings allocable to non-redeemable common stock
Net income (loss)	$(330,831)	$(277)
Less: Net income allocable to Class A common stock subject to possible redemption	—	—
Non-redeemable net income (loss)	$(330,831)	$(277)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	12,659,435	7,500,000
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.03)	$(0.00)

	Six Months Ended
	June 30, 2021	June 30, 2020
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account, net of franchise taxes	$—	$—
Net income allocable to Class A common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	30,157,984	—
Basic and diluted net income per share	$0.00	$—
Non-Redeemable Common Stock
Numerator: Earnings allocable to non-redeemable common stock
Net income (loss)	$5,854,968	$(297)
Less: Net income allocable to Class A common stock subject to possible redemption	—	—
Non-redeemable net income (loss)	$5,854,968	$(297)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	12,967,016	7,500,000
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.45	$(0.00)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Administrative Services Agreement

The Company presently occupies office space provided by two affiliates of the Company’s executive officers. Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed, commencing on December 1, 2020, to pay such affiliates an aggregate of up to $20,000 per month for such services. For the six months ended June 30, 2021, the Company incurred $120,000 in fees for these services, of which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Advances from Related Party

As of June 30, 2021, the Sponsor paid for certain operating costs on behalf of the Company amounting to $1,800. The advances are non-interest bearing and due on demand.

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

In February 2021, the Sponsors and the independent directors collectively committed to provide the Company an aggregate of $970,000 in loans. In May 2021, the Sponsors and the independent directors collectively committed to provide the Company an additional $756,000 in loans. In July 2021, the Sponsors committed to provide the Company an additional $627,000 in loans. The loans, if issued, as well as any future loans that may be made by the Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $2,000,000 of the notes may be converted into warrants at a price of $1.50 per warrant at the option of the lender. As of June 30, 2021, the Company had an outstanding balance of $700,000 under such promissory notes. On July 15, 2021, the Company issued an addition $370,000 under such promissory notes. None of the notes have been converted to warrants.

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

Contingent Fee Arrangement

The Company has entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of June 30, 2021, the amount of these contingent fees was approximately $2,963,000. There can be no assurances that the Company will complete a Business Combination.

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

Consulting Agreements

In December 2020, subsequent to the consummation of the Initial Public Offering, the Company entered into three consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining shareholder approval for an initial Business Combination. We entered into an additional consulting agreement for similar services in March 2021. These agreements provide for an aggregate monthly fee of $74,167 and aggregate success fees of $1,380,000 payable upon the consummation of an initial Business Combination. The accrual amount under these agreements was zero and approximately $38,300 as of June 30, 2021 and December 31, 2020, respectively. For the three and six months ended June 30, 2021, the Company incurred and paid approximately $222,500 and $411,000, under these agreements, respectively.

Subscription Agreements

On March 2, 2021, Capitol entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 30,000,000 shares of common stock in the combined company (“New Doma Common Stock”) for an aggregate purchase price equal to $300 million (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the closing of the transactions contemplated by the Merger Agreement, subject to the terms and conditions contemplated by the Subscription Agreements.

NOTE 7— PERMANENT EQUITY AND TEMPORARY EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

As of June 30, 2021, and December 31, 2020, there were 0 shares and 4,653,015 shares of Class A common stock issued and outstanding, respectively, excluding 34,500,000 shares and 29,846,985 shares of Class A common stock subject to possible redemption, respectively. As of June 30, 2021, and December 31, 2020, there was 8,625,000 shares of Class B common stock issued and outstanding.

The Company determined the common stock subject to redemption to be equal to the redemption value of approximately $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE Investment and associated PIPE Subscription Agreements, it was concluded that the redemption value should include all the Public Shares resulting in the common stock subject to possible redemption being equal to $345,000,000. This resulted in a measurement adjustment to the initial carrying value of the common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

NOTE 8 — FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account(1)	1	$345,013,964
Liabilities:
Private Placement Warrants(2)	2	7,700,000
Public Warrants(2)	1	15,180,000

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account(1)	1	$345,012,580
Liabilities:
Private Placement Warrants(2)	3	10,325,000
Public Warrants(2)	3	20,355,000

(1)	The fair value of the marketable securities held in Trust account approximates the carrying amount primarily due to their short-term nature.

(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis and were initially measured at fair value as Level 3 financial liabilities using a Monte Carlo simulation model through December 31, 2020. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CAP.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of June 30, 2021, and December 31, 2020, the aggregate fair values of the Private Placement Warrants were $7.7 million and $10.3 million, respectively, and Public Warrants were $15.2 million and $20.4 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$10,325,000	$20,355,000	$30,680,000
Change in valuation inputs or other assumptions(1)(2)	(2,625,000)	(5,175,000)	(7,800,000)
Fair value as of June 30, 2021	$7,700,000	$15,180,000	$22,880,000

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the condensed statement of operations.
(2)	Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the six months ended June 30, 2021 when the Public Warrants were separately listed and traded.

NOTE 9 — SUBSEQUENT EVENTS

On July 15, 2021, the Company issued an aggregate of $370,000 of convertible promissory notes pursuant to the existing commitment letters made by Capitol Acquisition Management V LLC, an affiliate of Mark D. Ein, Capitol Acquisition Founder V LLC, an affiliate of L. Dyson Dryden, and Lawrence Calcano, Richard C. Donaldson, Raul J. Fernandez and Thomas S. Smith, Jr., each a member of the board of directors of the Company, to evidence loans in such amount made by the lenders.

In July 2021, the Sponsors committed to provide the Company an additional $627,000 in loans.

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

The business combination with Doma will be consummated subject to certain conditions as further described in the Merger Agreement. In connection with the proposed business combination, the special meeting of the stockholders of the Company will be held at 10:00 a.m., New York City time, on July 27, 2021, in virtual format.

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

Additional information regarding Doma and the potential business combination with Doma is available in the definitive proxy statement/prospectus filed by the Company with the SEC on July 2, 2021.

Promissory Notes

On March 12, 2021, April 20, 2021 and July 15, 2021, the directors of the Company agreed to loan the Company an aggregate of $400,000, $300,000 and $370,000, respectively, for an aggregate of $1,070,000. The promissory notes are provided to cover certain expenses related to the business combination pursuant to a promissory note (the “Note”). Each Promissory Note is non-interest bearing and is payable at the consummation by the Company of a business combination. Upon consummation of a business combination, the lenders will have the option to convert up to $2,000,000 of the principal balance of such Promissory Notes into warrants at a price of $1.50 per warrant. The terms of any such warrants would be identical to the warrants issued by the Company in the Offering except that such warrants will be non-redeemable by the Company and will be exercisable for cash or on a “cashless” basis, in each case, so long as such warrants are held by the initial holder or such holder’s permitted transferees. If a business combination is not consummated, all outstanding amounts under any Promissory Notes issued to the lenders will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the Offering to repay such amounts.

Results of Operations

We will not generate any operating revenues until the closing and completion of our business combination. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $330,831, which consists of operating costs of $858,357, offset by change in fair value of warrant liabilities of $520,000, interest income on marketable securities held in the trust account of $5,686 and unrealized gain on marketable securities held in the trust account of $1,840.

For the six months ended June 30, 2021, we had net income of $5,854,968, which consists of interest income on marketable securities held in the trust account of $53,045, gain from the change in fair value of warrant liabilities of $7,800,000, offset by operating costs of $1,998,077.

For the three months ended June 30, 2020, we had a net loss of $277, which consists of operating costs.

For the six months ended June 30, 2020, we had a net loss of $297, which consists of operating costs.

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

For the six months ended June 30, 2021, cash used in operating activities was $1,385,848. Net income of $5,854,968 was affected by interest earned on marketable securities held in the trust account of $53,045, a gain from the change in fair value of warrant liabilities of $7,800,000 and changes in operating assets and liabilities, which provided of $612,229 of cash.

For the six months ended June 30, 2020, cash used in operating activities was $2,232. Net loss of $297 was offset by changes in operating assets and liabilities, which provided $1,935 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities held in the trust account of $345,013,964. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $0 outside of the trust account. On July 15, 2021, our directors provided a $370,000 loan to us, to be held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a business combination.

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

In February 2021, the Sponsors and the independent directors collectively committed to provide us an aggregate of $970,000 in loans. In May 2021, the Sponsors and the independent directors collectively committed to provide an additional $756,000 in loans. In July 2021, the Sponsors provided a commitment to provide an additional 627,000 in loans. As of June 30, 2021, the Company had an outstanding balance of $700,000 under such promissory notes (none of which had been converted to warrants). On July 15, 2021, we issued an additional $370,000 under such promissory notes. These loans, as well as any future loans that may be made by our officers and directors (or their affiliates), will be evidenced by notes and if we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsors, officers, directors or their respective affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Based on the loan commitment provided by the Sponsors and the independent directors, we believe we will have sufficient cash to meet the Company’s working capital needs through the earlier of consummation of a Business Combination or July 15, 2022.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into a fee arrangement with a service provider pursuant to which certain fees incurred by us will be deferred and become payable only if we consummate a business combination. If a business combination does not occur, we will not be required to pay these contingent fees. As of June 30, 2021, the amount of these contingent fees was approximately $2,963,000. There can be no assurances that we will complete a business combination.

In December 2020, subsequent to the consummation of our Offering, we entered into three consulting arrangements for services to help identify and introduce us to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining shareholder approval for an initial business combination. We entered into an additional consulting agreement for similar services in March 2021. These agreements provide for an aggregate monthly fee of $74,167 and aggregate success fees of $1,380,000 payable upon the consummation of an initial business combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed on May 11, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL INVESTMENT CORP. V

Date: July 27, 2021	By:	/s/ Mark D. Ein
	Name:	Mark D. Ein
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ L. Dyson Dryden
	Name:	L. Dyson Dryden
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)