Form 10-Q
period 2021-09-30
Doma Holdings, Inc.
filed 2021-11-10
CIK 1722438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-39754
Doma Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1956909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Mission Street, Suite 740 San Francisco, California	94105
(Address of Principal Executive Offices)	(Zip Code)
(650) 419-3827
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	DOMA	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	DOMA.WS	The New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

The registrant had outstanding 322,574,242 shares of common stock as of November 8, 2021.

Introductory Note

On July 28, 2021 (the “Closing Date”), Capitol Investment Corp. V (“Capitol”) consummated a business combination (the “Business Combination”) with Doma Holdings, Inc., a Delaware corporation (“Old Doma”), pursuant to the agreement and plan of merger, dated March 2, 2021, by and among Capitol, Capitol V Merger Sub, Inc., a wholly owned subsidiary of Capitol (“Merger Sub”), and Old Doma (as amended on March 18, 2021, the “Agreement”). In connection with the closing of the Business Combination, Old Doma changed its name to States Title Holding, Inc. (“States Title”), Capitol changed its name to Doma Holdings, Inc. (“Doma”) and Old Doma became a wholly owned subsidiary of Doma. Doma continues the existing business operations of Old Doma as a publicly traded company.
Unless the context otherwise requires, references herein to “company,” “Company,” “Doma,” “we,” “us,” “our” and similar terms refer to Doma Holdings, Inc. (f/k/a Capitol Investment Corp. V) and its consolidated subsidiaries. References to “Capitol” refer to our predecessor company prior to the consummation of the Business Combination. References to “Old Doma” refer to Old Doma prior to the Business Combination and to States Title, the wholly owned subsidiary of Doma, upon the consummation of the Business Combination.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Quarterly Report, about our plans, strategies and prospects, both business and financial, are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “project” or the negative of such terms or other similar expressions. Moreover, the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.
Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•our projected financial information, anticipated growth rate and market opportunity;
•our ability to maintain the listing of our common stock on the New York Stock Exchange;
•our ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•the accounting of our warrants as liabilities and any changes in the value of our warrants having a material effect on our financial results;
•factors relating to our business, operations and financial performance, including:

◦our ability to drive an increasing proportion of orders in both our Enterprise and Local channels through the Doma Intelligence platform;
◦changes in the competitive and regulated industries in which we operate, variations in technology and operating performance across competitors, and changes in laws and regulations affecting our business;
◦our ability to implement business plans, forecasts and other expectations, and identify and realize additional opportunities;
◦the impact of COVID-19 on our business;
◦costs related to the Business Combination and the failure to realize anticipated benefits of the Business Combination or to realize any financial projections or estimated pro forma results; and
•other factors detailed under the section “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the “SEC”).
Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Additional cautionary statements or discussions of risks and uncertainties that could affect our results or the achievement of the expectations described in forward-looking statements may also be contained in any subsequent periodic report.
Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
You should read this Quarterly Report completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Part I - Financial Information
Item 1. Financial Statements
Doma Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share information)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$411,669	$111,893
Restricted cash	2,021	129
Investments:
Fixed maturities
Held-to-maturity debt securities, at amortized cost	74,872	65,406
Available-for-sale debt securities, at fair value (amortized cost $7,139 at December 31, 2020)	—	8,057
Equity securities, at fair value (cost $2,000 at December 31, 2020)	—	2,119
Mortgage loans	2,920	2,980
Other invested assets	306	—
Total Investments	$78,098	$78,562
Receivables (net of provision for doubtful accounts of $571 at September 30, 2021 and $492 at December 31, 2020)	14,485	15,244
Prepaid expenses, deposits and other assets	22,161	7,365
Fixed assets (net of accumulated depreciation of $17,283 at September 30, 2021 and $15,065 at December 31, 2020)	35,243	21,661
Title plants	13,952	14,008
Goodwill	111,487	111,487
Trade names (net of accumulated amortization of $3,187 at December 31, 2020)	—	2,684
Total assets	$689,116	$363,033

Liabilities and stockholders’ equity
Accounts payable	$6,651	$6,626
Accrued expenses and other liabilities	50,187	33,044
Senior secured credit agreement, net of debt issuance costs and original issue discount	138,684	—
Loan from a related party	—	65,532
Liability for loss and loss adjustment expenses	78,671	69,800
Warrant liabilities	24,440	—
Sponsor Covered Shares liability	8,610	—
Total liabilities	$307,243	$175,002

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Series A preferred stock, 0.0001 par value; 0 shares authorized at September 30, 2021; 0 shares and 43,737,586 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$—	$1
Series A-1 preferred stock, 0.0001 par value; 0 shares authorized at September 30, 2021; 0 shares and 48,913,906 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	1
Series A-2 preferred stock, 0.0001 par value; 0 shares authorized at September 30, 2021; 0 shares and 14,003,187 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Series B preferred stock, 0.0001 par value; 0 shares authorized at September 30, 2021; 0 shares and 15,838,828 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Series C preferred stock, 0.0001 par value; 0 shares authorized at September 30, 2021; 0 shares and 60,665,631 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	1
Common stock, 0.0001 par value; 2,000,000,000 shares authorized at September 30, 2021; 321,544,052 and 62,832,307 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	33	1
Additional paid-in capital	530,290	266,464
Accumulated deficit	(148,450)	(79,123)
Accumulated other comprehensive income	—	686
Total stockholders’ equity	$381,873	$188,031
Total liabilities and stockholders’ equity	$689,116	$363,033

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share information)	2021	2020	2021	2020
Revenues:
Net premiums written (1)	$141,491	$103,587	$358,754	$246,738
Escrow, other title-related fees and other	20,452	16,742	59,092	43,298
Investment, dividend and other income	639	743	2,518	2,268
Total revenues	$162,582	$121,072	$420,364	$292,304

Expenses:
Premiums retained by Third-Party Agents (2)	$91,596	$67,024	$227,115	$156,132
Title examination expense	5,289	4,624	15,643	11,811
Provision for claims	6,685	5,242	16,741	10,065
Personnel costs	62,410	36,197	159,829	104,652
Other operating expenses	21,693	10,210	53,038	31,136
Total operating expenses	$187,673	$123,297	$472,366	$313,796

Loss from operations	$(25,091)	$(2,225)	$(52,002)	$(21,492)

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(4,478)	—	(4,478)	—
Interest expense	(4,531)	(1,193)	(12,341)	(4,428)
Loss before income taxes	$(34,100)	$(3,418)	$(68,821)	$(25,920)

Income tax expense	(170)	(204)	(506)	(620)
Net loss	$(34,270)	$(3,622)	$(69,327)	$(26,540)

Earnings per share:
Net loss per share attributable to shareholders - basic and diluted	$(0.14)	$(0.06)	$(0.54)	$(0.43)
Weighted average shares outstanding common stock - basic and diluted	245,003,754	64,060,987	128,105,954	62,255,035
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).
__________________
(1)Net premiums written includes revenues from a related party of $30.3 million and $22.9 million during the three months ended September 30, 2021 and 2020, respectively. Net premiums written includes revenues from a related party of $81.9 million and $64.2 million during the nine months ended September 30, 2021 and 2020, respectively (see Note 11).
(2)Premiums retained by Third-Party Agents includes expenses associated with a related party of $24.8 million and $18.4 million during the three months ended September 30, 2021 and 2020, respectively. Premiums retained by Third-Party Agents includes expenses associated with a related party of $66.6 million and $51.9 million during the nine months ended September 30, 2021 and 2020, respectively (see Note 11).

Doma Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Net loss	$(34,270)	$(3,622)	$(69,327)	$(26,540)
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale debt securities, net of tax	—	443	(179)	(53)
Reclassification adjustment for realized gain on sale of available-for-sale debt securities, net of tax	—	—	(507)	—
Comprehensive loss	$(34,270)	$(3,179)	$(70,013)	$(26,593)
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series A-1		Preferred Stock Series A-2		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Stockholders’ equity
(In thousands, except share information)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2020	7,295,759	$1	8,159,208	$1	2,335,837	$—	2,642,036	$—	4,270,182	$—	10,374,044	$1	$192,852	$(44,020)	$510	$149,345
Retroactive application of recapitalization	36,441,827	—	40,754,698	—	11,667,350	—	13,196,792	—	21,329,274	—	51,817,657	—	—	—	—	—
As adjusted, beginning of period	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	25,599,456	$—	62,191,701	$1	$192,852	$(44,020)	$510	$149,345
Issuance of Series C preferred stock, net of financing costs	—	—	—	—	—	—	—	—	35,066,175	1	—	—	70,701	—	—	70,702
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	378,214	—	24	—	—	24
Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	—	—	—	308	—	—	308
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,586)	—	(16,586)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9	9
Balance, March 31, 2020	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	62,569,915	$1	$263,885	$(60,606)	$519	$203,802

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	(590,309)	—	27	—	—	27
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	282	—	—	282
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,332)	—	(6,332)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(505)	(505)
Balance, June 30, 2020	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	61,979,606	$1	$264,194	$(66,938)	$14	$197,274

Legal costs associated with the issuance of Series C preferred stock	—	—	—	—	—	—	—	—	—	—	11,696	—	(50)	—	—	(50)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	215,356	—	15	—	—	15
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	355	—	—	355
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,622)	—	(3,622)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	443	443
Balance, September 30, 2020	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	62,206,658	$1	$264,514	$(70,560)	$457	$194,415

	Preferred Stock Series A		Preferred Stock Series A-1		Preferred Stock Series A-2		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Stockholders’ equity
(In thousands, except share information)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2021	7,295,759	$1	8,159,208	$1	2,335,837	$—	2,642,036	$—	10,119,484	$1	10,480,902	$1	$266,464	$(79,123)	$686	$188,031
Retroactive application of recapitalization	36,441,827	—	40,754,698	—	11,667,350	—	13,196,792	—	50,546,147	—	52,351,405	—	—	—	—	—
As adjusted, beginning of period	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	62,832,307	$1	$266,464	$(79,123)	$686	$188,031
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	2,637,441	—	1,267	—	—	1,267
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,289	—	—	2,289
Original issue discount on senior secured credit agreement	—	—	—	—	—	—	—	—	—	—	—	—	18,519	—	—	18,519
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,758)	—	(11,758)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(686)	(686)
Balance, March, 31, 2021	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	65,469,748	$1	$288,539	$(90,881)	$—	$197,662

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	535,551	—	109	—	—	109
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,967	—	—	2,967
Exercise of stock warrants	—	—	28,870,387	—	—	—	—	—	—	—	—	—	187	—	—	187
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,299)	—	(23,299)
Balance, June 30, 2021	43,737,586	$1	77,784,293	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	66,005,299	$1	$291,802	$(114,180)	$—	$177,626

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	82,230	—	38	—	—	38
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	3,191	—	—	3,191
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(34,270)	—	(34,270)
Conversion of preferred stock to common stock	(43,737,586)	(1)	(77,784,293)	(1)	(14,003,187)	—	(15,838,828)	—	(60,665,631)	(1)	212,029,525	21	4	—	—	22
Conversion of common stock	—	—	—	—	—	—	—	—	—	—	(1,227,451)	—	30,080	—		30,080
Issuance of common stock in connection with Business Combination and PIPE Investment	—	—	—	—	—	—	—	—	—	—	44,654,449	5	259,392	—	—	259,397
Par value change for Old Doma Common Stock	—	—	—	—	—	—	—	—	—	—	—	6	—	—	—	6
Costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	—	—	—	—	—	—	—	—	—	—	(54,217)	—	—	(54,217)
Balance, September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	321,544,052	$33	$530,290	$(148,450)	$—	$381,873
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(In thousands)	2021	2020
Cash flow from operating activities:
Net loss	$(69,327)	$(26,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - paid in kind	6,353	5,085
Depreciation and amortization	7,705	3,236
Stock-based compensation expense	8,447	945
Amortization of debt issuance costs and original issue discount	1,429	—
Provision for doubtful accounts	562	304
Deferred income taxes	377	535
Realized gain on debt securities	(908)	(141)
Net unrealized loss on equity securities	119	10
Gain on disposal of fixed assets and title plants	(11)	(281)
Accretion of discounts on held-to-maturity securities	901	369
Change in fair value of Warrant and Sponsor Covered Shares liabilities	4,478	—
Change in operating assets and liabilities:
Accounts receivable	(284)	(261)
Prepaid expenses, deposits and other assets	(14,799)	(6,166)
Accounts payable	(274)	2,658
Accrued expenses and other liabilities	13,813	472
Liability for loss and loss adjustments expenses	8,872	3,374
Net cash used in operating activities	$(32,547)	$(16,401)
Cash flow from investing activities:
Proceeds from sales, calls and maturities of investments: Held-to-maturity	$23,514	$15,394
Proceeds from sales, calls and maturities of investments: Available-for-sale	7,817	18
Proceeds from sales of investments: Equity securities	2,000	—
Proceeds from sales and principal repayments of investments: Mortgage loans	60	378
Purchases of investments: Held-to-maturity	(33,650)	(57,624)
Purchases of investments: Equity securities	—	(1,000)
Proceeds from sales of fixed assets	306	246
Purchases of fixed assets	(18,842)	(12,670)
Proceeds from sale of title plants and dividends from title plants	482	1,349
Net cash used in investing activities	$(18,313)	$(53,909)

Doma Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(In thousands)	2021	2020
Cash flow from financing activities:
Proceeds from issuance of Series C preferred stock, net of financing costs	$—	$70,701
Proceeds from issuance of senior secured credit agreement	150,000	—
Payments on loan from a related party	(65,532)	(28,092)
Debt issuance costs	(579)	—
Exercise of stock warrants	48	—
Exercise of stock options	1,690	92
Redemptions of redeemable common and preferred stock	(294,856)	—
Net proceeds from Business Combination and PIPE Investment	624,952	—
Payment of costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	(63,195)	—
Net cash provided by financing activities	$352,528	$42,701
Net change in cash and cash equivalents and restricted cash	301,668	(27,609)
Cash and cash equivalents and restricted cash at the beginning period	112,022	141,668
Cash and cash equivalents and restricted cash at the end of period	$413,690	$114,059
Supplemental cash flow disclosures:
Cash paid for interest	$5,347	$1
Supplemental disclosure of non-cash investing activities:
Unrealized loss on available-for-sale debt securities	$(179)	$(53)
Supplemental disclosure of non-cash financing activities:
Issuance of penny warrants related to the senior secured credit agreement	$(18,519)	$—
Warrant liabilities recognized in conjunction with the Business Combination	$19,240	$—
Net liabilities assumed in the Business Combination	$9,517	$—
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share information or unless otherwise noted)
1.  Organization and business operations
On July 28, 2021 (the “Closing Date”), Capitol Investment Corp. V (“Capitol”) consummated a business combination (the “Business Combination”) with Doma Holdings, Inc., a Delaware corporation (“Old Doma”), pursuant to the agreement and plan of merger, dated March 2, 2021, by and among Capitol, Capitol V Merger Sub, Inc., a wholly owned subsidiary of Capitol (“Merger Sub”), and Old Doma (as amended on March 18, 2021, the “Agreement”). In connection with the closing of the Business Combination, Old Doma changed its name to States Title Holding, Inc. (“States Title”), Capitol changed its name to Doma Holdings, Inc. (“Doma”) and Old Doma became a wholly owned subsidiary of Doma. Doma continues the existing business operations of Old Doma as a publicly traded company. See Note 3 for additional information on the Business Combination.
Unless the context otherwise requires, references herein to “company,” “Company,” “Doma,” “we,” “us,” “our” and similar terms refer to Doma Holdings, Inc. (f/k/a Capitol Investment Corp. V) and its consolidated subsidiaries. References to “Capitol” refer to our legal predecessor company prior to the consummation of the Business Combination. References to “Old Doma” refer to Old Doma prior to the Business Combination and to States Title, the wholly owned subsidiary of Doma, upon the consummation of the Business Combination.
Headquartered in San Francisco, California, Doma is a real estate technology company that is architecting the future of real estate transactions. Using machine intelligence and our proprietary technology solutions, we are creating a vastly more simple, efficient, and affordable real estate closing experience for current and prospective homeowners, lenders, title agents and real estate professionals. We are licensed to underwrite title insurance in 39 states and the District of Columbia.
Old Doma was initially formed as a wholly-owned subsidiary of States Title Inc. (“Legacy States Title”) to combine the operations of Legacy States Title and the retail agency and title insurance underwriting business (the “Acquired Business”) of North American Title Group, LLC (“NATG”), a subsidiary of Lennar Corporation (“Lennar”). We completed the acquisition of the Acquired Business on January 7, 2019, which we refer hereinafter as the “North American Title Acquisition.” Old Doma survived the North American Title Acquisition as the parent company and now wholly owns the businesses operated by Legacy States Title and the Acquired Business.
We conduct our operations through two reportable segments, (1) Distribution and (2) Underwriting. See further discussion in Note 7 for additional information regarding segment information.
2.  Summary of significant accounting policies
Basis of presentation
The accompanying condensed consolidated balance sheet as of September 30, 2021 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, and condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of September 30, 2021 and its results of operations, including its comprehensive income, and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2021. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from the estimates made by management. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to estimates are recognized prospectively.
Significant items subject to such estimates and assumptions include, but are not limited to, reserves for incurred but not reported claims, the useful lives of property and equipment, accrued net premiums written from Third-Party Agent (as defined in Item 2) referrals and the valuations of stock-based compensation arrangements and the Sponsor Covered Shares liability (as defined below).
Title plants
Title plants are carried at cost, with costs incurred to maintain, update and operate title plants expensed as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes the title plants for impairment when events or circumstances indicate that the carrying amount may not be recoverable. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. There were no impairments of title plants for the three or nine months ended September 30, 2021 and 2020. In February 2020, we sold a title plant for a total sale price of $3.2 million, including a realized gain of $0.2 million.
Reinsurance
The Company utilizes excess of loss and quota share reinsurance programs to limit its maximum loss exposure by reinsuring certain risks with other insurers. The Company has two reinsurance treaties: the Excess of Loss Treaty and the Quota Share Treaty.
Under the Excess of Loss Treaty, we cede liability over $15.0 million on all files. Excess of loss reinsurance coverage protects the Company from a large loss from a single loss occurrence. The Excess of Loss Treaty provides for ceding liability above the retention of $15.0 million for all policies up to a liability cap of $500.0 million.
Under the Quota Share Treaty, during the period from January 1, 2021 to February 23, 2021 the Company ceded 100% of its instant underwriting policies. Effective February 24, 2021, the Company cedes 25% of the written premium on our instantly underwritten policies. During the three and nine months ended September 30, 2020, the Company ceded 100% of its instant underwriting policies.
Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the three and nine month periods ended September 30, 2021 and 2020.
Income taxes
Our effective tax rate for the nine months ended September 30, 2021 and 2020 was (1)% and (2)%, respectively, as a result of our recording a full valuation allowance against the deferred tax assets. In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. As of December 31, 2020, the Company carried a valuation allowance against deferred tax assets as management believes it is more likely than not that the benefit of the net deferred tax assets covered by that valuation allowance will not be realized. A net deferred tax liability has been recorded as of September 30, 2021 and December 31, 2020 of $1.2 million and $1.0 million, respectively, and is included in accrued expenses and other liabilities within the accompanying condensed consolidated balance sheets. Management reassesses the realization of the deferred tax assets each reporting period. The Company has approximately $0.2 million of pre-2018 federal net operating losses subject to expiration beginning in 2036. The remainder of the federal net operating losses have no expiration. The Company’s state net operating losses are subject to various expirations, beginning in 2030. The Company’s 2017 through 2019 tax years remain open to federal and state tax examinations. The Company believes that as of September 30, 2021 it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest and penalties accrued as of September 30, 2021.
Public Warrants and Private Placement Warrants
As a result of the Business Combination, the Company assumed the Public Warrants (as defined in Note 3) and the Private Placement Warrants (as defined in Note 3) (collectively, the “Warrants”) as of the Closing Date. The Warrants meet the definition of derivatives as contemplated in Accounting Standards Codification (“ASC”) 815. As such, the Warrants were recorded as liabilities on the balance sheet at fair value upon the consummation of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statement of operations at each reporting period.

Sponsor Covered Shares and Seller Earnout Shares

Immediately after the Closing Date, certain common stock held by the Sponsor (as defined in Note 3) became subject to vesting, contingent upon the price of Doma’s common stock, par value $0.0001 (“Doma common stock”) exceeding certain thresholds (the “Sponsor Covered Shares”). The Sponsor Covered Shares are accounted for as a derivative due to the settlement adjustments upon change in control transactions that are not deemed to be indexed to Doma common stock. As such, the Sponsor Covered Shares were recorded as liabilities on the balance sheet at fair value upon the consummation of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statement of operations at each reporting period.

Also following the Closing Date, equity holders of Old Doma prior to the Business Combination (the “Sellers”) have the right to receive an additional number of shares contingent on the price of Doma common stock. The Seller Earnout Shares (as defined in Note 3) are treated as an equity classified contract because all settlement scenarios, including those under fundamental change events, are indexed to Doma common stock (see Note 3 for additional information).

Share counts of Doma common stock provided in this Quarterly Report exclude both the Sponsor Covered Shares and the Seller Earnout Shares.

Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions and our investment portfolio. The Company has not experienced losses on the cash accounts and management believes the Company is not exposed to significant risks on such accounts.
Additionally, we manage the exposure to credit risk in our portfolio by investing in high quality securities and diversifying our holdings. Our investment portfolio is comprised of corporate debt, certificates of deposit, mortgages, U.S. government agency obligations and U.S. Treasuries.
Coronavirus outbreak
The COVID-19 global pandemic has caused national and global economic and financial market disruptions. On the onset of the pandemic, the Company braced and anticipated uncertain disruption to our business. Our results from operations for the three and nine months ended September 30, 2021, show that the Company’s performance from operations was not adversely impacted in a material manner. The Company continues to monitor and react to business disruptions caused by the pandemic but we cannot predict with certainty the duration of the pandemic or its impact on the Company’s financial condition and results of operations, as well as business operations and workforce.

Emerging Growth Company and Smaller Reporting Company
Subsequent to the Business Combination described in Note 3, the Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Additionally, subsequent to the Business Combination described in Note 3, the Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.
Recently issued and adopted accounting pronouncements
No new accounting policies were recently issued and adopted in the three or nine months ended September 30, 2021.
Recently issued but not adopted accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The amendments in this and the related ASUs introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss (”CECL”) model that is based on expected rather than incurred losses and amendments to the accounting for impairment of held-to-maturity securities and available-for-sale securities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, the amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company currently expects to adopt Topic 326 under the private company transition guidance beginning January 1, 2022. The Company is currently evaluating the impact the adoption of Topic 326 will have on the Company’s financial statements, however management currently believes that the adoption will not have a significant impact on the Company's financial position and results of operations. We have not early adopted this standard.
In February 2016, the FASB issued ASU 2016-02, Leases (”ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. The amendments in this update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. In June 2020, the FASB issued ASU 2020-05, Revenue From Contracts With Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which extended the adoption date of ASU 2016-02 for all other entities. Under ASU 2020-05, the effective date for adoption of ASU 2016-02 is fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Accounting for lessors remains largely unchanged from current U.S. GAAP. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2022 and subsequent interim periods under the private company transition guidance. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company's financial statements, however management currently believes that the adoption will not have a significant impact on the Company's financial position and results of operations.
3. Business Combination
As described in Note 1, on March 2, 2021, Old Doma entered into the Agreement with Capitol, a blank check company incorporated in the State of Delaware and formed for the purpose of effecting a merger. Pursuant to the Agreement, a newly formed subsidiary of Capitol was merged with and into Old Doma, and the Business Combination was completed on July 28, 2021. The Business Combination was accounted for as a reverse recapitalization and Capitol was treated as the acquired company for financial statement reporting purposes. Old Doma was deemed the predecessor for financial reporting purposes and Doma was deemed the successor SEC registrant, meaning that Old Doma’s financial statements for periods prior to the consummation of the Business Combination are disclosed in the financial statements included within this Quarterly Report and will be disclosed in Doma’s future periodic reports. No goodwill or other intangible assets were recorded, in accordance with GAAP. At the Closing Date, Doma received gross cash consideration of $345.0 million as a result of the reverse recapitalization from Capitol’s trust account, which was then reduced by the redemption of Class A common stock of $294.9 million. In addition, existing Old Doma stockholders and option holders received cash payments from the settlement of the net proceeds of the Business Combination totaling $20.1 million.
In connection with the Business Combination, Capitol entered into subscription agreements with certain investors, whereby Doma issued 30,000,000 shares of common stock at $10.00 per share for an aggregate purchase price of $300.0 million (“PIPE Investment”), which closed simultaneously with the consummation of the Business Combination.
Upon the Closing Date, holders of Old Doma common stock, par value $0.0001 per share (“Old Doma Common Stock”) received shares of Doma common stock in an amount determined by the exchange ratio of approximately 5.994933 to 1 (the “Exchange Ratio”), which was based on the implied price per share prior to the Business Combination established within the Agreement. Reported shares and earnings per share available to holders of Old Doma’s Common Stock, prior to the Business Combination, have been retroactively restated as shares reflecting the Exchange Ratio. Applicable share activity within the statement of changes in stockholder’s equity were also retroactively converted to Doma common stock at the Exchange Ratio.
Old Doma recorded the net assets acquired from Capitol. The total estimated transaction costs directly attributable to the Business Combination are approximately $67.0 million, of which $63.2 million have been paid, consisting of advisory, legal, share registration and other professional fees. $12.1 million of these fees represent underwriter fees incurred by Capitol prior to the Business Combination related to their initial public offering.
Immediately after giving effect to the Business Combination and the PIPE Investment, there were 321,461,822 shares of common stock outstanding, which excludes the 1,325,664 of Sponsor Covered Shares. The Company is authorized to issue 2,000,000,000 shares of common stock having a par value of $0.0001 per share. Additionally, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share. As of September 30, 2021, there were 321,544,052 and 0 shares of common stock and preferred stock issued and outstanding, respectively, which excludes the 1,325,664 of Sponsor Covered Shares.
On December 4, 2020, Capitol consummated its initial public offering, which included the issuance of 11,500,000 redeemable warrants (the “Public Warrants”). Simultaneously with the closing of the initial public offering, Capitol completed the private sale of 5,833,333 warrants (the “Private Placement Warrants”). These

Warrants remain outstanding following the Business Combination and each whole warrant entitles the holder to purchase one share of Doma common stock at a price of $11.50 (see Note 16 for additional information).
Immediately after the Closing Date, 20% of the aggregate of Doma common stock held by certain investors (collectively, the “Sponsor”) became subject to vesting, contingent upon the price of Doma common stock exceeding certain thresholds. The Sponsor Covered Shares will vest in two tranches: (i) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date, and (ii) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $17.50 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date. The Sponsor is also entitled to the Sponsor Covered Shares if a covered strategic transaction or change in control, as defined by the sponsor support agreement dated as of March 2, 2021 (the “Sponsor Support Agreement”) by and among the sponsors named thereto, Capitol and Old Doma, occurs prior to the ten (10)-year anniversary of the Closing Date. As of September 30, 2021, the Sponsor Covered Shares were legally outstanding; however, since none of the conditions were met, no related shares are included in the Company's condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders' equity or for the purposes of calculating earnings per share.

Also following the Closing Date, the Sellers have the contingent right to receive up to an additional number of shares equal to 5% of the sum of (i) the aggregate number of outstanding shares of Doma common stock (including restricted common stock, but excluding Sponsor Covered Shares), plus (ii) the maximum number of shares underlying Doma options that are vested and the maximum number of shares underlying warrants to purchase shares of Doma common stock issued as replacement warrants for Old Doma warrants, in each case of these clauses (i) and (ii), as of immediately following the Closing Date (“Seller Earnout Shares”). The Seller Earnout Shares are contingently issuable to the Sellers in two tranches: (i) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date, and (ii) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $17.50 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date. Since none of the conditions of the Seller Earnout Shares were met as of September 30, 2021, no related shares are included in the Company’s condensed consolidated statements of changes in stockholders’ equity as of September 30, 2021 or for purposes of calculating earnings per share.

4.  Investments and fair value measurements
Held-to-maturity debt securities
The cost basis, fair values and gross unrealized gains and losses of our held-to-maturity debt securities are as follows:

	September 30, 2021				December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities(1)	$69,670	$766	$(43)	$70,393	$57,651	$994	$(53)	$58,592
U.S. Treasury securities	4,965	3	(1)	4,967	7,519	54	—	7,573
Certificates of deposit	237	—	—	237	236	—	—	236
Total	$74,872	$769	$(44)	$75,597	$65,406	$1,048	$(53)	$66,401
_______________
(1)Includes both U.S. and foreign corporate debt securities.
The cost basis of held-to-maturity debt securities includes an adjustment for the amortization of premium or discount since the date of purchase. Held-to-maturity debt securities valued at approximately $4.6 million and $5.1 million were on deposit with various governmental authorities at September 30, 2021 and December 31, 2020, respectively, as required by law.

The change in net unrealized gains and losses on held-to-maturity debt securities for the nine months ended September 30, 2021 and 2020 was $(0.3) million and $0.7 million, respectively.
The following table reflects the composition of net realized gains or losses and corresponding proceeds for the sales of the securities for each of the periods shown below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Realized gains (losses):
Held-to-maturity debt securities:
Gains	$—	$—	$65	$15
Losses	—	—	(11)	—
Net	$—	$—	$54	$15

Proceeds from sales	$—	$—	$3,048	$1,504
Net realized gains on disposition of held-to-maturity debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.
The following table presents certain information regarding contractual maturities of our held-to-maturity debt securities:

Maturity	September 30, 2021
	Amortized Cost	% of Total	Fair Value	% of Total
One year or less	$24,951	33%	$25,103	33%
After one year through five years	$49,921	67%	$50,494	67%
Total	$74,872	100%	$75,597	100%
There were no held-to-maturity debt securities with contractual maturities after five years. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Net unrealized losses on held-to-maturity debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	September 30, 2021				December 31, 2020
	Corporate debt securities	U.S. Treasury securities	Certificate of deposits	Total	Corporate debt securities	U.S. Treasury securities	Certificate of deposits	Total
Less than 12 months
Fair value	$5,934	$1,676	$—	$7,610	$8,464	$5,181	$—	$13,645
Unrealized losses	$(38)	$(1)	$—	$(39)	$(53)	$—	$—	$(53)
Greater than 12 months
Fair value	$151	$—	$—	$151	$—	$—	$—	$—
Unrealized losses	$(5)	$—	$—	$(5)	$—	$—	$—	$—
Total
Fair value	$6,085	$1,676	$—	$7,761	$8,464	$5,181	$—	$13,645
Unrealized losses	$(43)	$(1)	$—	$(44)	$(53)	$—	$—	$(53)

We believe that any unrealized losses on our held-to-maturity debt securities at September 30, 2021 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
Available-for-sale debt securities
The cost basis, fair values and gross unrealized gains and losses of our available-for-sale debt securities are as follows:

	December 31, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities(1)	$7,139	$918	$—	$8,057
Total	$7,139	$918	$—	$8,057
_________________
(1)Includes both U.S. and foreign corporate debt securities.
The cost basis of available-for-sale debt securities includes an adjustment for the amortization of premium or discount since the date of purchase.
The change in net unrealized gains on available-for-sale debt securities for the nine months ended September 30, 2021 and 2020 was $(0.9) million and $(0.1) million, respectively. The Company disposed all available-for-sale debt securities in the three months ended March 31, 2021 and therefore had no unrealized gain or loss as of September 30, 2021 and no change in net unrealized gains on available-for-sale debt securities for the three months ended September 30, 2021. The change in net unrealized gains on available-for sale debt securities for the three months ended September 30, 2020 was $0.6 million. Any unrealized holding gains or losses on available-for-sale debt securities as of December 31, 2020 are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ equity, net of tax, until realized.
The following table reflects the composition of net realized gains or losses and corresponding proceeds for the sales of the securities:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Realized gains (losses):
Available-for-sale debt securities:
Gains	$—	$—	$768	$—
Losses	—	—	(90)	—
Net	$—	$—	$678	$—

Proceeds from sales	$—	$—	$7,817	$—
Net realized gains on disposition of available-for-sale debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.

Equity securities
The cost and estimated fair value of equity securities are as follows:

	September 30, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Preferred stocks	$—	$—	$2,000	$2,119
Total	$—	$—	$2,000	$2,119
The Company disposed of all equity securities in the three months ended March 31, 2021.
Mortgage loans
The mortgage loan portfolio as of September 30, 2021 is comprised entirely of residential mortgage loans. During the nine months ended September 30, 2021, the Company did not purchase any new mortgage loans.
Mortgage loans, which include original contractual terms to maturity of thirty years, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.
The cost and estimated fair value of mortgage loans are as follows:

	September 30, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Mortgage loans	$2,920	$2,920	$2,980	$2,980
Total	$2,920	$2,920	$2,980	$2,980
Investment income
Investment income from securities, inclusive of realized gains (losses), consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Available-for-sale debt securities	$—	$102	$773	$306
Held-to-maturity debt securities	543	465	1,507	987
Equity investments	—	166	(89)	56
Mortgage loans	45	46	136	149
Other	—	4	61	157
Total	$588	$783	$2,388	$1,655
Accrued interest receivable
Accrued interest receivable from investments is included in receivables, net on the condensed consolidated balance sheets. The following table reflects the composition of accrued interest receivable for investments:

	September 30, 2021	December 31, 2020
Corporate debt securities	$568	$641
U.S. Treasury securities	38	45
Accrued interest receivable on investment securities	$606	$686
Mortgage loans	21	43
Accrued interest receivable on investments	$627	$729

Fair value measurement
ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure financial assets or liabilities at fair value. The observability of inputs is impacted by a number of factors, including the type of asset or liability, characteristics specific to the asset or liability, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The three levels of the fair value hierarchy under ASC 820 are as follows:

Level 1	Quoted prices (unadjusted) in active markets for identical asset or liability at the measurement date are used.

Level 2	Pricing inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Pricing inputs are unobservable and include situations where there is little, if any, market activity for the asset or liability. The inputs used in determination of fair value require significant judgment and estimation.
When fair value inputs fall within different levels of the fair value hierarchy, the level in the fair value hierarchy within which the asset or liability is categorized in its entirety is determined based on the lowest level input that is significant to the asset or liability. Assessing the significance of a particular input to the valuation of an asset or liability in its entirety requires judgment and considers factors specific to the asset or liability. The categorization of an asset or liability within the hierarchy is based upon the pricing transparency of the asset or liability and does not necessarily correspond to the perceived risk of that asset or liability.
The Company’s assets in the following table are presented at amortized cost on the accompanying condensed consolidated balance sheets. The following table summarizes the Company’s assets measured at fair value:

	Assets
	Corporate debt securities	U.S. Treasury securities	Mortgage loans	Preferred stocks	Certificate of deposits	Total
September 30, 2021
Level 1	$—	$4,967	$—	$—	$—	$4,967
Level 2	70,393	—	—	—	237	70,630
Level 3	—	—	2,920	—	—	2,920
Total	$70,393	$4,967	$2,920	$—	$237	$78,517

December 31, 2020
Level 1	$—	$7,573	$—	$2,119	$—	$9,692
Level 2	66,649	—	—	—	236	66,885
Level 3	—	—	2,980	—	—	2,980
Total	$66,649	$7,573	$2,980	$2,119	$236	$79,557
The Company classifies U.S. Treasury bonds and preferred stocks within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Corporate debt securities and certificates of deposit are classified within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company classifies mortgage loans as Level 3 due to the reliance on significant unobservable valuation inputs.
The Company’s liabilities in the following table are presented at fair value on the accompanying condensed consolidated balance sheets. The following table summarizes the Company’s liabilities measured at fair value:

	Liabilities
	Public Warrants	Private Placement Warrants	Sponsor Covered Shares	Total
September 30, 2021
Level 1	$16,215	$—	$—	$16,215
Level 2	—	8,225	—	8,225
Level 3	—	—	8,610	8,610
Total	$16,215	$8,225	$8,610	$33,050

December 31, 2020
Level 1	$—	$—	$—	$—
Level 2	—	—	—	—
Level 3	—	—	—	—
Total	$—	$—	$—	$—
The Company considers the Public Warrants to be Level 1 liabilities due to the use of an observable market quote in an active market under the ticker DOMA.WS. For the Private Placement Warrants, the Company considers the fair value of each Private Placement Warrant to be equivalent to that of each Public Warrant, with an immaterial adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.
The fair value of the Sponsor Covered Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential stock price outcomes on a daily basis over the 10-year vesting period. The unobservable significant inputs to the valuation model were as follows:

September 30, 2021
Current stock price	$7.40
Expected volatility	55.2%
Risk-free interest rate	1.50%
Expected term	9.83 years
Expected dividend yield	—%
Annual change in control probability	2.0%

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

Sponsor Covered Shares
Fair value as of June 30, 2021	$—
Sponsor Covered Shares assumed in Business Combination	9,332
Change in fair value of Sponsor Covered Shares	(722)
Fair value as of September 30, 2021	$8,610
There were no transfers of assets or liabilities between Level 1 and Level 2 during the three or nine months ended September 30, 2021 and the year ended December 31, 2020. There were no transfers involving Level 3 assets or liabilities during the three or nine months ended September 30, 2021 and the year ended December 31, 2020.
Cash and cash equivalents, restricted cash, receivables, prepaid expenses and other assets, accounts payable, and accrued expenses and other liabilities approximate fair value and are therefore excluded from the leveling table above. The cost basis is determined to approximate fair value due to the short term duration of these financial instruments.

5.  Revenue recognition
Disaggregation of revenue
Our revenue consists of:

			Three months ended September 30,		Nine months ended September 30,
			2021	2020	2021	2020
Revenue Stream	Statement of Operations Classification	Segment	Total Revenue
Revenue from insurance contracts:
Direct Agents title insurance premiums	Net premiums written	Underwriting	$32,944	$23,146	$88,797	$59,399
Direct Agents title insurance premiums	Net premiums written	Elimination	(96)	—	(976)	—
Third-Party Agents title insurance premiums	Net premiums written	Underwriting	108,643	80,441	270,933	187,339
Total revenue from insurance contracts			$141,491	$103,587	$358,754	$246,738
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Distribution	$16,190	$11,456	$45,325	$29,331
Other title-related fees and income	Escrow, title-related and other fees	Distribution	31,383	24,638	86,181	63,712
Other title-related fees and income	Escrow, title-related and other fees	Underwriting	823	490	2,621	1,088
Other title-related fees and income	Escrow, title-related and other fees	Elimination(1)	(27,944)	(19,842)	(75,035)	(50,833)
Total revenue from contracts with customers			$20,452	$16,742	$59,092	$43,298
Other revenue:
Interest and investment income (2)	Investment, dividend and other income	Distribution	68	33	155	304
Interest and investment income (2)	Investment, dividend and other income	Underwriting	493	659	1,483	1,513
Realized gains and losses, net	Investment, dividend and other income	Distribution	(21)	(73)	(25)	310
Realized gains and losses, net	Investment, dividend and other income	Underwriting	99	124	905	141
Total other revenues			$639	$743	$2,518	$2,268
Total revenues			$162,582	$121,072	$420,364	$292,304
_________________
(1)Premiums retained by Direct Agents are recognized as income to the Distribution segment, and expense to the Underwriting segment. Upon consolidation, the impact of these internal segment transactions is eliminated. See Note 7. Segment information for additional breakdown.
(2)Interest and investment income consists primarily of interest payments received on held-to-maturity debt securities, available-for-sale debt securities and mortgage loans.

6.  Liability for loss and loss adjustment expenses
A summary of the changes in the liability for loss and loss adjustment expenses for the nine months ending September 30, 2021 and 2020 is as follows:

	September 30,
	2021	2020
Balance at the beginning of the year	$69,800	$62,758

Provision for claims related to:
Current year	$23,567	$15,761
Prior years	(6,826)	(5,696)
Total provision for claims	$16,741	$10,065

Paid losses related to:
Current year	$(2,832)	$(1,636)
Prior years	(5,038)	(5,055)
Total paid losses	$(7,870)	$(6,691)

Balance at the end of the period	$78,671	$66,132

Provision for claims as a percentage of net written premiums	4.7%	4.1%
We continually update our liability for loss and loss adjustment expense estimates as new information becomes known, new loss patterns emerge, or as other contributing factors and judgments are considered and incorporated into the analysis. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims, and other factors.
For the nine months ended September 30, 2021, the provision for claims reserve release related to prior years of $6.8 million is due to expected loss emergence being lower than prior expectations. Historically, our favorable loss experience has resulted in a decrease in the projection of ultimate loss for past policy years. Most recently, our favorable loss experience resulted in a decrease in the projection of ultimate loss for policy years 2017-2020. For the nine months ended September 30, 2020, the provision for claims reserve release related to prior years of $5.7 million is due to reported loss emergence which was lower than expected. This resulted in a decrease in the projection of ultimate loss primarily for policy years 2017-2019. The actuarial assumptions underlying the Company’s selected ultimate loss estimates place more consideration on title insurance industry benchmarks for more recent policy years. These title insurance benchmarks are based on industry long-term average loss ratios. As the Company’s claims experience matures, we refine those estimates to put more consideration to the Company’s actual claims experience. For the nine months ended September 30, 2021 and 2020, the Company’s actual claims experience reflects lower loss ratios than industry benchmarks from a current positive underwriting cycle and resulted in the favorable development.
Current year incurred and paid losses includes current year reported claims as well as estimated future losses on such claims.
The liability for loss and loss adjustment expenses of $78.7 million and $69.8 million, as of September 30, 2021 and December 31, 2020, respectively, includes $0.2 and $0.7 million, respectively, of reserves for the settlement of claims which the Company has deemed to be directly related to its escrow or agent related activities. The reserves for the settlement of claims related to escrow or agent related activities are not actuarially determined.

7.  Segment information
A description of each of our reportable segments is as follows.
•Distribution: Our Distribution segment reflects our Direct Agents operations of acquiring customer orders and providing title and escrow services for real estate closing transactions. We acquire customers through our partnerships with realtors, attorneys and non-centralized loan originators via a 94-branch footprint across ten states (“Local”) and our partnerships with national lenders and mortgage originators that maintain centralized lending operations representing our Doma Enterprise accounts (“Doma Enterprise”).
•Underwriting: Our Underwriting segment reflects the results of our title insurance underwriting business, including policies referred through our Direct Agents and Third-Party Agents channels. The referring agents typically retain approximately 84% of the policy premiums in exchange for their services. The retention varies by state and agent.
We use adjusted gross profit as the primary profitability measure for making decisions regarding ongoing operations. Adjusted gross profit is calculated by subtracting direct costs, such as premiums retained by agents, direct labor, other direct costs, and provision for claims, from total revenue. Our chief operating decision maker evaluates the results of the aforementioned segments on a pre-tax basis. Segment adjusted gross profit excludes certain items which are included in net loss, such as depreciation and amortization, corporate and other expenses, change in the fair value of Warrant and Sponsor Covered Shares liabilities, interest expense, and income tax expense, as these items are not considered by the chief operating decision maker in evaluating the segments’ overall operating performance. Our chief operating decision maker does not review nor consider assets allocated to our segments for the purpose of assessing performance or allocating resources. Accordingly, segments’ assets are not presented.
The following table summarizes the operating results of the Company’s reportable segments:

	Three months ended September 30, 2021
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$141,587	$(96)	$141,491
Escrow, other title-related fees and other (1)	47,573	823	(27,944)	20,452
Investment, dividend and other income	47	592	—	639
Total revenue	$47,620	$143,002	$(28,040)	$162,582

Premiums retained by agents (2)	$—	$119,636	$(28,040)	$91,596
Direct labor (3)	21,791	2,157	—	23,948
Other direct costs (4)	5,650	4,423	—	10,073
Provision for claims	1,243	5,442	—	6,685
Adjusted gross profit	$18,936	$11,344	$—	$30,280

	Nine months ended September 30, 2021
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$359,730	$(976)	$358,754
Escrow, other title-related fees and other (1)	131,506	2,621	(75,035)	59,092
Investment, dividend and other income	130	2,388	—	2,518
Total revenue	$131,636	$364,739	$(76,011)	$420,364

Premiums retained by agents (2)	$—	$303,126	$(76,011)	$227,115
Direct labor (3)	56,884	5,945	—	62,829
Other direct costs (4)	16,846	7,896	—	24,742
Provision for claims	1,777	14,964	—	16,741
Adjusted gross profit	$56,129	$32,808	$—	$88,937

	Three months ended September 30, 2020
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$103,587	$—	$103,587
Escrow, other title-related fees and other (1)	36,094	490	(19,842)	16,742
Investment, dividend and other income	(40)	783	—	743
Total revenue	$36,054	$104,860	$(19,842)	$121,072

Premiums retained by agents (2)	$—	$86,866	$(19,842)	$67,024
Direct labor (3)	13,185	1,707	—	14,892
Other direct costs (4)	4,711	1,603	—	6,314
Provision for claims	617	4,625	—	5,242
Adjusted gross profit	$17,541	$10,059	$—	$27,600

	Nine months ended September 30, 2020
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$246,738	$—	$246,738
Escrow, other title-related fees and other (1)	93,043	1,088	(50,833)	43,298
Investment, dividend and other income	614	1,654	—	2,268
Total revenue	$93,657	$249,480	$(50,833)	$292,304

Premiums retained by agents (2)	$—	$206,965	$(50,833)	$156,132
Direct labor (3)	40,213	4,891	—	45,104
Other direct costs (4)	12,433	3,916	—	16,349
Provision for claims	1,006	9,059	—	10,065
Adjusted gross profit	$40,005	$24,649	$—	$64,654
_________________
(1)Includes fee income from closings, escrow, title exams, ceding commission income, as well as premiums retained by Direct Agents.
(2)This expense represents a deduction from the net premiums written for the amounts that are retained by Direct Agents and Third-Party Agents as compensation for their efforts to generate premium income for our Underwriting segment. The impact of premiums retained by our Direct Agents and the expense for reinsurance or co-insurance procured on Direct Agents sourced premiums are eliminated in consolidation.

(3)Includes all compensation costs, including salaries, bonuses, incentive payments, and benefits, for personnel involved in the direct fulfillment of title and/or escrow services.
(4)Includes title examination expense, office supplies, and premium and other taxes.
The following table provides a reconciliation of the Company’s total reportable segments’ adjusted gross profit to its total loss before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Adjusted gross profit	$30,280	$27,600	$88,937	$64,654
Depreciation and amortization	1,978	1,221	7,705	3,236
Corporate and other expenses (1)	53,393	28,604	133,234	82,910
Change in fair value of Warrant and Sponsor Covered Shares liabilities	4,478	—	4,478	—
Interest expense	4,531	1,193	12,341	4,428
Loss before income taxes	$(34,100)	$(3,418)	$(68,821)	$(25,920)
_________________
(1)Includes corporate and other costs not allocated to segments including corporate support function costs, such as legal, finance, human resources, technology support and certain other indirect operating expenses, such as sales and management payroll, and incentive related expenses.
As of September 30, 2021 and December 31, 2020 the Distribution segment had allocated goodwill of $88.1 million and the Underwriting segment had allocated goodwill of $23.4 million.
8.  Debt
Senior secured credit agreement
On December 31, 2020, Old Doma executed a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”), providing for a $150.0 million senior secured term loan (“Senior Debt”). On January 14, 2021 Old Doma executed a notice of borrowing, committing Old Doma to borrow $150.0 million under the terms and conditions of the Senior Debt. The Senior Debt was funded, by the lenders, which are affiliates of HSCM on January 29, 2021 (“Funding Date”). The Senior Debt matures five years from the Funding Date. Under the agreement, the Senior Debt will bear interest of 11.25% per annum, 5.0% of which will be paid on a current cash basis and the remainder to accrue and be added to the outstanding principal balance. Interest shall be compounded quarterly. If at any time Old Doma (now known as States Title) is in an event of default under the Senior Debt, outstanding amounts shall bear interest at the default interest rate of 15.00%. Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 4.2 million shares of Doma common stock. The Senior Debt is secured by a first-priority pledge and security interest in substantially all of the assets (tangible and intangible) of the Company and any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). The Company is subject to customary affirmative, negative and financial covenants, including, among other things, minimum liquidity of $20.0 million (as of the last day of any month), minimum consolidated annual revenue of $130.0 million, limits on the incurrence of indebtedness, restrictions on asset sales outside the ordinary course of business and material acquisitions, limitations on dividends and other restricted payments. The Company was in compliance with the Senior Debt covenants as of September 30, 2021. The Senior Debt also includes customary events of default for facilities of this type and provides that, if an event of default occurs and is continuing, the Senior Debt will amortize requiring regular payments on a straight-line basis over the subsequent 24-month calendar period, but not to extend beyond the maturity date.
Loan from a related party
As part of the North American Title Acquisition, Lennar issued Old Doma a note for $87.0 million at January 7, 2019 (the “Loan”). As of December 31, 2020, the Loan had an outstanding balance of $65.5 million. The Loan was paid in full in January 2021. Upon repayment of the Loan, Lennar forfeited its seat on the board of directors of Old Doma that was associated with the Loan.
9.  Stock compensation expense
The Company issues stock options (incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) and restricted stock awards (“RSAs”) to employees and key advisors under the Company’s 2019 Equity Incentive Plan, which was approved by the board of directors. Granted stock options do not expire for 10 years and have vesting periods ranging from 7 to 60 months. The holder of one stock option may purchase one share of common stock at the underlying strike price.
Stock-based compensation expense for the three months ended September 30, 2021 and 2020 was $3.0 million and $0.4 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2021 and 2020 was $9.0 million and $0.9 million, respectively.
Stock options (ISO and NSO)
During the nine months ended September 30, 2021, the Company had the following stock option activity (option amounts have been retroactively restated as shares reflecting the Exchange Ratio):

	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value ($)

Outstanding as of December 31, 2020	26,492,158	$0.53	8.5	$374,808
Granted	4,583,033	0.71	9.25
Exercised	(4,004,764)	0.43	7.2
Cancelled or forfeited	(786,607)	0.66	8.41
Outstanding as of September 30, 2021	26,283,820	$0.58	8.03	$179,382

Options exercisable as of September 30, 2021	10,412,664	$0.49	7.48	$71,902
Restricted stock awards (RSAs)
During the nine months ended September 30, 2021, the Company had the following non-vested RSA activity (share amounts have been retroactively restated as shares reflecting the Exchange Ratio):

	Number of RSAs	Average Grant Date Fair Value ($)
Non-vested at December 31, 2020	1,551,867	$0.52
Granted	—	—
Exercised	(613,563)	0.38
Cancelled or Forfeited	—	—
Non-vested at September 30, 2021	938,304	$0.61

10.  Earnings per share
The calculation of the basic and diluted EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to Doma Holdings, Inc.	$(34,270)	$(3,622)	$(69,327)	$(26,540)

Denominator
Weighted-average common shares – basic and diluted	245,003,754	64,060,987	128,105,954	62,255,035

Net loss per share attributable to Doma Holdings, Inc. shareholders
Basic and diluted	$(0.14)	$(0.06)	$(0.54)	$(0.43)
As we have reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2021	2020
Convertible preferred stock	—	183,159,138
Outstanding stock options	26,283,820	27,621,396
Warrants for common stock	18,022,750	28,870,386
Restricted stock units	938,304	2,083,281
Total antidilutive securities	45,244,874	241,734,201

11.  Related party transactions
Equity held by Lennar
In connection with the North American Title Acquisition, subsidiaries of Lennar were granted equity in the Company. As of September 30, 2021, Lennar, through its subsidiaries, held 25.6% of the Company’s outstanding common stock.
Loan from Lennar
In connection with the North American Title Acquisition, the Company received a loan from Lennar, which was repaid in full in January 2021 (see Note 8 for additional information).
Shared services agreements between the Company and Lennar
In connection with the North American Title Acquisition, the Company and Lennar entered into a transition services agreement (“TSA”) that provided for certain shared services provided by Lennar to the Company as it incorporated the Acquired Business into its operations, and also for the sharing of expenses in office locations that would contain both Company and Lennar personnel until such time one entity or the other, depending on the location, established separate office space for its personnel and operations.
During the three and nine months ended September 30, 2020, the Company paid Lennar $0.0 and $0.3 million, respectively, in settlement of the TSA services arrangement. Additionally, during the nine months ended

September 30, 2021 and 2020, the Company paid Lennar approximately $0.1 million and $0.2 million, respectively, for rent associated with shared spaces.
Transactions with Lennar
In the routine course of its business, North American Title Insurance Company ("NATIC") underwrites title insurance policies for a subsidiary of Lennar. During the three months ended September 30, 2021 and 2020, the Company recorded revenues of $30.3 million and $22.9 million, respectively, from these transactions, which are included within our Underwriting segment. During the three months ended September 30, 2021 and 2020, the Company recorded premiums retained by Third-Party Agents of $24.8 million and $18.4 million, respectively from these transactions. During the nine months ended September 30, 2021 and 2020, the Company recorded revenues of $81.9 million and $64.2 million, respectively, from these transactions. During the nine months ended September 30, 2021 and 2020, the Company recorded premiums retained by Third-Party Agents of $66.6 million and $51.9 million, respectively from these transactions. As of September 30, 2021 and December 31, 2020, the Company had net receivables related to these transactions of $3.4 million and $4.4 million, respectively. These amounts are included in receivables, net on the Company’s condensed consolidated balance sheets.
Consulting agreement
In the third quarter of 2021, the Company entered into a consulting services agreement with a company that provides IT consulting services for which our Chief Executive Officer is a member of its board of directors. During the three and nine months ended September 30, 2021, the Company incurred costs related to this agreement totaling $0.3 million. No costs were incurred during the three and nine months ended September 30, 2020. Total accounts payable related to this agreement at September 30, 2021 was $0.3 million.
12.  Commitments and contingencies
Legal matters
The Company is subject to claims and litigation matters in the ordinary course of business. Management does not believe the resolution of any such matters will have a materially adverse effect on the Company’s financial position or results of operations.
Commitments and other contingencies
The Company leases office space and equipment under non-cancellable lease agreements that expire at various points through 2028. For the three months ended September 30, 2021 and 2020, rental expense under these leases was $2.4 million and $2.4 million, respectively. For the nine months ended September 30, 2021 and 2020, rental expense under these leases was $7.0 million and $7.5 million, respectively.
As of September 30, 2021, total future commitments on non-cancelable operating leases with a minimum remaining term in excess of one year are as follows:

2021	$2,311
2022	9,059
2023	8,037
2024	6,417
2025	4,724
Thereafter	7,032
Total	$37,580
The Company also administers escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. These escrow deposits amounted to $511.1 million and $290.9 million at September 30, 2021 and December 31, 2020, respectively. Such deposits are not reflected on the condensed consolidated balance sheets, but the Company could be contingently liable for them under certain circumstances (for example, if the Company disposes of escrowed assets). Such contingent liabilities have not materially impacted the results of operations or financial condition to date and are not expected to do so in the future.
13.  Accrued expenses and other liabilities
Accrued expenses and other liabilities include the following:

	September 30, 2021	December 31, 2020
Employee compensation and benefits	$32,746	$23,899
Other	17,441	9,145
Total accrued expenses and other liabilities	$50,187	$33,044
14.  Employee benefit plan
The Company sponsors a defined contribution 401(k) plan for its employees (the “Retirement Savings Plan”). The Retirement Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes. All full-time employees age 18+ are eligible to enroll in the plan on their first day of employment. The Company provides an employer match up to 50% of the first 6% of elective contributions. There are no matching contributions in excess of 3% of compensation. Company matching contributions begin upon employee enrollment in the Retirement Savings Plan.
For the year ended December 31, 2020, the Company made contributions for the benefit of employees of $0.9 million from January 1, 2020 through May 15, 2020. The Company suspended the employer match effective May 16, 2020 and made no contributions for the benefit of employees to the Retirement Savings Plan for the rest of the year through December 31, 2020. The temporary suspension was due to the COVID-19 pandemic and its potential impact on the business, which was not estimable at the time. On January 1, 2021, the Company reinstated matching contributions to the Retirement Savings Plan, according to the aforementioned terms, rates, and limitations. For the three months ended September 30, 2021, the Company made contributions for the benefit of employees of $0.7 million to the Retirement Savings Plan. For the nine months ended September 30, 2021 and 2020, the Company made contributions for the benefit of employees of $2.0 million and $0.9 million to the Retirement Savings Plan.
15.  Research and development
For the three months ended September 30, 2021 and 2020, research and development expenses were $5.4 million and $1.7 million, respectively. The Company also had capitalized internally developed software costs of $5.3 million and $3.1 million in the three months ended September 30, 2021 and 2020, respectively. Inclusive of capitalized internally developed software costs, our research and development spend was $10.7 million and $4.8 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, research and development expenses were $10.8 million and $4.5 million, respectively. The Company also had capitalized internally developed software costs of $14.2 million and $8.3 million in the nine months ended September 30, 2021 and 2020, respectively. Inclusive of capitalized internally developed software costs, our research and development spend was $25.0 million and $12.8 million for the nine months ended September 30, 2021 and 2020, respectively. Our research and development costs reflect certain payroll-related costs of employees directly associated with such activities, which are included in personnel costs on the condensed consolidated statements of operations. Capitalized internally developed software and acquired software costs are included in fixed assets, net on the condensed consolidated balance sheets.
16.  Warrant liabilities
As a result of the Business Combination, the Company assumed, as of the Closing Date, Public Warrants to purchase an aggregate of 11,500,000 shares of Doma common stock and Private Placement Warrants to purchase an aggregate of 5,833,333 shares of Doma common stock. Each whole Warrant entitles the holder to purchase one share of common stock at a price of $11.50.

The Warrants are exercisable commencing on December 4, 2021, which is one year from the closing of the initial public offering of Capitol; provided, that we have an effective registration statement under the Securities Act covering Doma common stock.
Redemption of Public Warrants when the price per share of Doma common stock equals or exceeds $18.00
Once the Public Warrants become exercisable, the Company may call the Public Warrants for redemption:
•in whole and not in part;
•at a price of $0.01 per Public Warrant;
•upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder; and
•if, and only if, the last reported sale price of Doma’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of common stock and equity-linked securities as described above) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the Public Warrant holders.
The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the issuance of the shares of common stock issuable upon a cashless exercise of the Public Warrants is then effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period, except if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.
Redemption of Public Warrants when the price per share of Doma common stock equals or exceeds $10.00
Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:
•in whole and not in part;
•at $0.10 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their Public Warrants prior to redemption and receive a number of shares based on the redemption date and the “fair market value” of common stock except as otherwise described below;
•if, and only if, the last reported sale price of common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like and for certain issuances of common stock and equity-linked securities as described above) on the trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders; and
•if, and only if, the last reported sale price of common stock is less than $18.00 per share (as adjusted for stock for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of common stock and equity-linked securities), the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.
Beginning on the date the notice of redemption is given until the Public Warrants are redeemed or exercised, holders may elect to exercise their Public Warrants on a cashless basis. The “fair market value” of Doma common stock will mean the volume-weighted average price of Doma common stock for the ten trading days immediately following the date on which the notice of redemption is sent to the holders of Public Warrants. In no event will the Public Warrants be exercisable in connection with this redemption feature for more than 0.361 shares of common stock per Public Warrant (subject to adjustment).
The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants, (i) subject to limited exceptions, are not redeemable by us, (ii) may be exercised for cash or on a cashless basis and (iii) are entitled to registration rights (including the shares of Doma common stock issuable upon exercise of the Private Placement Warrants), in each case, so long as they are held by the initial purchasers or any of their permitted transferees (as further described in the warrant agreement, dated as of December 1, 2020, between the

Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). If the Private Placement Warrants are held by holders other than the initial purchasers or any of their permitted transferees, they will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants.
On September 3, 2021, the Company filed a Registration Statement on Form S-1 (No. 333-258942), as amended, with the SEC (which was declared effective on September 8, 2021), which related to the issuance of an aggregate of up to 17,333,333 shares of common stock issuable upon the exercise of the Warrants. As of September 30, 2021, the aggregate values of the Public and Private Warrants were $16.2 million and $8.2 million, respectively, representing Warrants outstanding to purchase 11,500,000 shares and 5,833,333 shares, respectively, of Doma's common stock. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrants and Sponsor Covered Shares liabilities in the condensed consolidated statement of operations.
17.  Subsequent events
The Company filed a Form S-8 registration statement on October 4, 2021. Effective October 5, 2021 the Company’s Board of Directors granted RSAs and performance stock awards (“PSAs”) totaling 10.1 million shares and 3.6 million shares, respectively. The RSAs are subject to time-based vesting, with a majority of the RSAs vesting 25% on the first anniversary of the award date and ratably thereafter for twelve quarters, such that the RSAs will be fully vested on the fourth anniversary of their award date. The PSAs vest on the achievement of certain performance conditions, as established by the Company’s Board of Directors, and are subject to time-based vesting after the performance period. The RSAs and PSAs are measured at fair market value on the date of the grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital.
In the preparation of the accompanying condensed consolidated financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company's financial statements, noting no subsequent events or transactions that require disclosure, aside from those previously discussed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Doma should be read together with the unaudited condensed consolidated financial statements as of September 30, 2021 and 2020 and for the three and nine months ended September 30, 2021 and 2020, together with the related notes thereto, contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as the audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, together with related notes thereto, contained in our registration statement on Form S-1 (No. 333-258942), as amended (the “Registration Statement”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Registration Statement. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. Certain amounts may not foot due to rounding. Unless the context otherwise requires, references to “company,” “Company,” “Doma,” “we,” “us,” “our” and similar terms refer to Doma Holdings, Inc. (f/k/a Capitol Investment Corp. V) and its consolidated subsidiaries. References to “Capitol” refer to our predecessor company prior to the consummation of the Business Combination. References to “Old Doma” refer to Old Doma prior to the Business Combination and to States Title Holding, Inc. (“States Title”), the wholly owned subsidiary of Doma, upon the consummation of the Business Combination. All forward-looking statements in this Quarterly Report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

Overview
Doma was founded in 2016 to focus top-tier data scientists, product managers, and engineers on building game-changing technology to completely reimagine the residential real estate closing process. Our approach to the title and escrow process is driven by our innovative full stack platform, Doma Intelligence. The Doma Intelligence platform is the result of significant investment in research and development over more than four years across a team of more than 100 data scientists and engineers, creating a revolutionary new end-to-end closing platform that seeks to eliminate all of the latent, manual tasks involved in underwriting title insurance, performing core escrow functions, generating closing documentation and getting documents signed and recorded. The platform harnesses the power of data analytics, machine learning and natural language processing, which will enable us to deliver a cheaper and faster closing transaction with a seamless customer experience at every point in the process. Doma’s machine intelligence algorithms are being trained and optimized on 30 years of historical anonymized closing transaction data allowing us to make underwriting decisions in less than a minute and significantly reduce the time, effort and cost of the entire process.
Our Business Model
Today, we primarily originate, underwrite, and provide title, escrow and settlement services for the two most prevalent transaction types in the residential real estate market: purchase/resale and refinance transactions. We operate and report our business through two complementary reporting segments, Distribution and Underwriting. See “—Basis of Presentation” below.
Our Distribution segment reflects the sale of our products and services, other than underwriting and insurance services reflected in our Underwriting segment, that we provide through our captive title agents and agencies (“Direct Agents”). We market our products and services through two channels to appeal to our referral partners and ultimately reach our end customers, the borrowers or home buyers/sellers:
•Doma Enterprise – we target partnerships with national lenders and mortgage originators that maintain centralized lending operations. Once a partnership has been established, we integrate our Doma Intelligence platform with the client’s loan production systems, to enable frictionless order origination and fulfillment. Substantially all Doma Enterprise orders are underwritten by Doma.
•Local Markets (“Local”) – we target partnerships with realtors, attorneys and non-centralized loan originators via a 94-branch footprint across ten states (as of September 30, 2021). For the quarter ended

September 30, 2021, approximately 90% of our lender and owner policies from our Local channel were underwritten by Doma, while the remaining share was underwritten by third-party underwriters.
Our Underwriting segment reflects the sale of our underwriting and insurance services. These services are integrated with our Direct Agents channel and are also provided to other non-captive title and escrow agents in the market (“Third-Party Agents”) through our captive title insurance carrier. For customers sourced through the Third-Party Agents channel, we retain a portion of the title premium (approximately 16%) in exchange for underwriting risk to our balance sheet. The Third-Party Agents channel includes the title underwriting and insurance services we provide to Lennar, a related party, for its home builder transactions.
The financial results of our Direct Agents channel impact both our Distribution and Underwriting reporting segments, whereas the results from the Third-Party Agents channel impact only the Underwriting reporting segment.
Our expenses generally consist of direct fulfillment expenses related to closing a transaction and insuring the risk, customer acquisition costs related to acquiring new business, and other operating expenses as described below:
•Direct fulfillment expenses – comprised of direct labor and direct non-labor expenses. Direct labor expenses refer to payroll costs associated with employees who directly contribute to the opening and closing of an order. Some examples of direct labor expenses include title and escrow services, closing services, and customer service. Direct non-labor expenses refer to non-payroll expenses that are closely linked with order volume, such as provision for claims, title examination expense, office supplies, and premium and other related taxes.
•Customer acquisition costs – this expense category is the summation of sales payroll, sales commissions, customer success payroll, sales related travel and entertainment, and an allocated portion of corporate marketing.
•Other operating expenses – all other expenses that do not directly contribute to the fulfillment or acquisition of an order or policy are considered other operating expenses. This category is predominately comprised of research and development costs, corporate support expenses, occupancy, and other general and administrative expenses.
We expect to continue to invest in our Doma Intelligence platform as well as organic and inorganic growth opportunities in order to remain competitive with existing large-scale industry incumbents who are well financed and have significant resources to defend their existing market positions. Over time, we plan to use our cash flows to invest in customer acquisition, research and development, and new product offerings, to further improve revenue growth and accelerate the elimination of the friction and expense of closing a residential real estate transaction.
Basis of Presentation
We report results for our two operating segments:
•Distribution – our Distribution segment reflects our Direct Agents operations of acquiring customer orders and providing title and escrow services for real estate closing transactions. We acquire customers through our Local and Doma Enterprise customer referral channels.
•Underwriting – our Underwriting segment reflects the results of our title insurance underwriting business, including policies referred through our Direct Agents and Third-Party Agents channels. The referring agents retain approximately 84% of the policy premiums in exchange for their services. The retention rate varies by state and agent.
Costs are allocated to the segments to arrive at adjusted gross profit, our segment measure of profit and loss. Our accounting policies for segments are the same as those applied to our consolidated financial statements, except as described below under “—Key Components of Revenues and Expenses.” Inter-segment revenues and expenses are eliminated in consolidation. See Note 7 in our condensed consolidated financial statements for a summary of our segment results and a reconciliation between segment adjusted gross profit and our consolidated loss before income taxes.

Significant Events and Transactions
The Business Combination
On the Closing Date, Capitol consummated the Business Combination with Old Doma, pursuant to the Agreement. In connection with the closing of the Business Combination, Old Doma changed its name to States Title Holding, Inc., Capitol changed its name to Doma Holdings, Inc. (“Doma”) and Old Doma became a wholly owned subsidiary of Doma. Doma continues the existing business operations of Old Doma as a publicly traded company. Refer to Note 3 to the condensed consolidated financial statements for additional details on the Business Combination.
As a result of the Business Combination, we became the operating successor to an SEC-registered and New York Stock Exchange-listed shell company, which has required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and practices. As is typical, we expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources.
Impact of COVID-19 and Other Macroeconomic Trends
On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic. COVID-19 has resulted in significant macroeconomic impacts and market disruptions, particularly as federal, state, and local governments enacted emergency measures intended to combat the spread of the virus, including shelter-in-place orders, travel limitations, quarantine periods and social distancing. In response, we took appropriate measures to ensure the health and safety of our employees, clients and partners, including work-from-home policies and limits to physical contact between our employees and our customers and partners.
We operate in the real estate industry and our business volumes are directly impacted by market trends for mortgage refinancing transactions, existing real estate purchase transactions, and new real estate purchase transactions, particularly in the residential segment of the market. Responses to the COVID-19 pandemic initially led to a material decline in purchase transactions, and, for a period of time, the future performance of the U.S. economy was perceived to be in peril. As a result, Doma management made the difficult decision to reduce our workforce by approximately 12%, resulting in approximately $1.4 million of severance costs. Subsequent U.S. federal stimulus measures, including interest rate reductions by the Federal Reserve, and local regulatory initiatives, such as permitting remote notarization, led to an increase in mortgage refinancing and purchase volumes, which we believe benefited our business model. While real estate transactions have largely returned to or exceeded pre-pandemic levels, we continue to monitor economic and regulatory developments closely as we navigate the pandemic.
Demand for mortgages tends to correlate closely with changes in interest rates, meaning that our order trends are likely to be impacted by future changes in interest rates. However, we believe that our current, low market share and disruptive approach to title insurance, escrow, and closing services will enable us to gain market share, which in turn should mitigate the risk to our revenue growth trends relative to industry incumbents.
The North American Title Acquisition
On January 7, 2019, we acquired from Lennar Corporation (“Lennar”) its subsidiary, North American Title Insurance Company (“NATIC”), which operated its title insurance underwriting business, and its third-party title insurance agency business, which was operated under its North American Title Company brand (collectively, the “Acquired Business”), for total stock and deferred cash consideration of $171.7 million (the “North American Title Acquisition”), including $87.0 million in the form of a seller financing note.
The North American Title Acquisition provided us with insurance licenses and an agency network across the United States, as well as a substantial data set to accelerate our machine intelligence technology. This acquisition marked a significant milestone for Doma in achieving national scale and licensure in pursuit of our long-term growth strategy. Whereas we generated minimal revenue prior to the North American Title Acquisition, following its consummation we began to operate our business with a broad distribution footprint and data that enabled us to accelerate the rollout of our Doma Intelligence platform. The North American Title Acquisition also resulted in our recording of $111.5 million in goodwill and $61.4 million in acquired marketable securities.
Since the North American Title Acquisition, we have implemented several initiatives to integrate and realign the operations of the Acquired Business. This includes transforming the Acquired Business’s retail agency operations by streamlining our physical branch footprint, consolidating branch back office functions into a common corporate operation, and implementing a common production platform across all our branches. We continue to invest in the development and rollout of the Doma Intelligence platform across our Local branch footprint. We expect to realize significant cost savings over time as manual processes are replaced with our proprietary machine learning platform and data science-driven approach to title and closing services. The benefits of this effort, particularly on margin growth, are likely to be realized gradually in future reporting periods. As a result, our recent results of operations, including for the years ended December 31, 2020 and 2019 and the three and nine months ended September 30, 2021 and 2020, may not be indicative of our results for future periods.

Key Operating and Financial Indicators
We regularly review several key operating and financial indicators to evaluate our performance and trends and inform management’s budgets, financial projections and strategic decisions.
The following table presents our key operating and financial indicators, as well as the relevant GAAP measures, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except for open and closed order numbers)
Key operating data:
Opened orders	52,867	37,572	135,442	101,161
Closed orders	35,300	25,358	99,386	65,026
GAAP financial data:
Revenue (1)	$162,582	$121,072	$420,364	$292,304
Gross profit (2)	$28,302	$26,379	$81,232	$61,418
Net loss	$(34,270)	$(3,622)	$(69,327)	$(26,540)
Non-GAAP financial data (3):
Retained premiums and fees	$70,986	$54,048	$193,249	$136,172
Adjusted gross profit	$30,280	$27,600	$88,937	$64,654
Ratio of adjusted gross profit to retained premiums and fees	43%	51%	46%	47%
Adjusted EBITDA	$(20,109)	$(649)	$(35,291)	$(15,926)
_________________
n.m. = not meaningful
(1)Revenue is comprised of (i) net premiums written, (ii) escrow, other title-related fees and other, and (iii) investment, dividend and other income. Net loss is made up of the components of revenue and expenses. For more information about measures appearing in our consolidated income statements, refer to “—Key Components of Revenue and Expenses—Revenue” below.
(2)Gross profit, calculated in accordance with GAAP, is calculated as total revenue, minus premiums retained by Third-Party Agents, direct labor expense (including mainly personnel expense for certain employees involved in the direct fulfillment of policies) and direct non-labor expense (including mainly title examination expense, provision for claims, and depreciation and amortization). In our consolidated income statements, depreciation and amortization is recorded under the “other operating expenses” caption.
(3)Retained premiums and fees, adjusted gross profit and adjusted EBITDA are non-GAAP financial measures. Refer to “—Non-GAAP Financial Measures” below for additional information and reconciliations of these measures to the most closely comparable GAAP financial measures.

Opened and closed orders
Opened orders represent the number of orders placed for title insurance and/or escrow services (which includes the disbursement of funds, signing of documents and recording of the transaction with the county office) through our Direct Agents, typically in connection with a home purchase or mortgage refinancing transaction. An order may be opened upon an indication of interest in a specific property from a customer and may be cancelled by the customer before or after the signing of a purchase or loan agreement. Closed orders represent the number of opened orders for title insurance and/or escrow services that were successfully fulfilled in each period with the issuance of a title insurance policy and/or provision of escrow services. Opened and closed orders do not include orders or referrals for title insurance from our Third-Party Agents. For avoidance of doubt, a closed order for a home purchase or resale transaction typically results in the issuance of two title insurance policies, whereas a refinance transaction typically results in the issuance of one title insurance policy.
We review opened orders as a leading indicator of our Direct Agents revenue pipeline and closed orders as a direct indicator of Direct Agents revenue for the concurrent period, and believe these measures are useful to investors for the same reasons. We believe that the relationship between opened and closed orders will remain relatively consistent over time, and that opened order growth is generally a reliable indicator of future financial performance. However, degradation in the ratio of opened orders to closed orders may be a leading indicator of adverse macroeconomic or real estate market trends.
Retained premiums and fees
Retained premiums and fees, a non-GAAP financial measure, is defined as total revenue under GAAP minus premiums retained by Third-Party Agents. See “—Non-GAAP Financial Measures” below for a reconciliation of our retained premiums and fees to gross profit, the most closely comparable GAAP measure, and additional information about the limitations of our non-GAAP measures.
Our business strategy is focused on leveraging the Doma Intelligence platform to provide an overall improved customer experience and to drive time and expense efficiencies principally in our Direct Agents channel. In our Third-Party Agents channel in contrast, we provide our underwriting expertise and balance sheet to insure the risk on policies referred by such Third-Party Agents and, for that service, we typically receive approximately 16% of the premium for the policy we underwrite. As such, we use retained premiums and fees, which is net of the impact of premiums retained by Third-Party Agents, as an important measure of the earning power of our business and our future growth trends, and believe it is useful to investors for the same reasons.
Adjusted gross profit
Adjusted gross profit, a non-GAAP financial measure, is defined as gross profit (loss) under GAAP, adjusted to exclude the impact of depreciation and amortization. See “—Non-GAAP Financial Measures” below for a reconciliation of our adjusted gross profit to gross profit, the most closely comparable GAAP measure and additional information about the limitations of our non-GAAP measures.
Management views adjusted gross profit as an important indicator of our underlying profitability and efficiency. As we generate more business that is serviced through our Doma Intelligence platform, we expect to reduce fulfillment costs as our direct labor expense per order continues to decline, and we expect the adjusted gross profit per transaction to grow faster than retained premiums and fees per transaction over the long term.
Ratio of adjusted gross profit to retained premiums and fees
Ratio of adjusted gross profit to retained premiums and fees, a non-GAAP measure, expressed as a percentage, is calculated by dividing adjusted gross profit by retained premiums and fees. Both the numerator and denominator are net of the impact of premiums retained by Third-Party Agents because that is a cost related to our Underwriting segment over which we have limited control, as Third-Party Agents customarily retain approximately 84% of the premiums related to a title insurance policy referral pursuant to the terms of long-term contracts.

We view the ratio of adjusted gross profit to retained premiums and fees as an important indicator of our operating efficiency and the impact of our machine-learning capabilities, and believe it is useful to investors for the same reasons.
We expect improvement to our ratio of adjusted gross profit to retained premiums and fees over the long term, reflecting the continued reduction in our average fulfillment costs per order.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before interest, income taxes and depreciation and amortization, and further adjusted to exclude the impact of stock-based compensation, COVID-related severance costs and the change in fair value of Warrant and Sponsor Covered Shares liabilities. See “—Non-GAAP Financial Measures” below for a reconciliation of our adjusted EBITDA to net loss, the most closely comparable GAAP measure and additional information about the limitations of our non-GAAP measures.
We review adjusted EBITDA as an important measure of our recurring and underlying financial performance, and believe it is useful to investors for the same reason.
Key Components of Revenues and Expenses
Revenues
Net premiums written
We generate net premiums by underwriting title insurance policies and recognize premiums in full upon the closing of the underlying transaction. For some of our Third-Party Agents, we also accrue premium revenue for title insurance policies we estimate to have been issued in the current period but reported to us by the Third-Party Agent in a subsequent period. See “—Critical Accounting Policies and Estimates— Net premiums written from Third-Party Agent referrals” below for further explanation on this accrual. For the three and nine month periods ended September 30, 2021 and 2020, the average time lag between the issuing of these policies by our Third-Party Agents and the reporting of these policies or premiums to us has been approximately three months. Net premiums written is inclusive of the portion of premiums retained by Third-Party Agents, which is recorded as an expense, as described below.
To reduce the risk associated with our underwritten insurance policies, we utilize reinsurance programs to limit our maximum loss exposure. Under our reinsurance treaties, we cede the premiums on the underlying policies in exchange for a ceding commission from the reinsurer and our net premiums written exclude such ceded premiums.
Our principal reinsurance quota share agreement covers instantly underwritten policies from refinance and home equity line of credit transactions under which we historically ceded 100% of the written premium of each covered policy. Pursuant to the renewed agreement, which became effective in February 2021, we cede only 25% of the written premium on such instantly underwritten policies, instead of 100%, up to a total reinsurance coverage limit of $80.0 million in premiums reinsured, after which we retain 100% of the written premium on instantly underwritten policies. This reduction in ceding percentage has resulted in higher net premiums written per transaction when compared to prior period results. Refer to Note 2 to the condensed consolidated financial statements above for additional details on our reinsurance treaties.
Escrow, other title-related fees and other
Escrow fees and other title-related fees are charged in association with managing the closing of real estate transactions, including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, providing notary services, and other real estate or title-related activities. Other fees relate to various ancillary services we provide, including fees for rendering a cashier’s check, document preparation fees, homeowner’s association letter fees, inspection fees, lien letter fees and wire fees. We also recognize ceding commissions received in connection with reinsurance treaties, to the extent the amount of such ceding commissions exceeds reinsurance-related costs.

This revenue item is most directly associated with our Distribution segment. For segment-level reporting, agent premiums retained by our Distribution segment are recorded as revenue under the “escrow, other title-related fees and other” caption of our segment income statements, while our Underwriting segment records a corresponding expense for insurance policies issued by us. The impact of these internal transactions is eliminated upon consolidation.
Investment, dividends and other income
Investment, dividends and other income is generated mainly by income on our investment portfolio, which consists mainly of our statutory reserves and excess statutory capital. We primarily invest in fixed income securities, mainly composed of corporate debt obligations, U.S. government agency obligations, certificates of deposit, U.S. Treasuries and mortgage loans.
Expenses
Premiums retained by Third-Party Agents
When customers are referred to us and we underwrite a policy, the referring Third-Party Agent retains a significant portion of the premium, which typically amounts to approximately 84% of the premium. The portion of premiums retained by Third-Party Agents is recorded as an expense. These referral expenses relate exclusively to our Underwriting segment. As we continue to grow our Direct Agents channel relative to our Third-Party Agents channel, we expect that premiums retained by Third-Party Agents will decline as a percentage of revenue over time.
For segment-level reporting, premiums retained by our Direct Agents (which are recorded as Distribution segment revenue) are recorded as part of “premiums retained by agents” expense for our Underwriting segment. The impact of these internal transactions is eliminated upon consolidation.
Title examination expense
Title examination expense is incurred in connection with the search and examination of public information prior to the issuance of title insurance policies.
Provision for claims
Provision for claims expense is viewed by management to be comprised of three components: incurred but not reported (“IBNR”) reserves, known claims loss and loss adjustment expense reserves, and escrow-related losses.
IBNR is a loss reserve that primarily reflects the sum of expected losses for unreported claims. The expense is calculated by applying a rate (the loss provision rate) to total title insurance premiums. The loss provision rate is determined at the beginning of each year based in part upon an assessment performed by an independent actuarial firm utilizing generally accepted actuarial methods. The assessment also takes account of industry trends, the regulatory environment and geographic considerations and is updated during the year based on developments. This loss provision rate is set to provide for losses on current year policies. Due to our long claim exposure, our provision for claims periodically includes amounts of adverse or positive claims development on policies issued in prior years, when claims on such policies are higher or lower than initially expected.
Based on the risk profile of premium vintages over time and based upon the projections of an independent actuarial firm, we build or release reserves related to our older policies. Our IBNR may increase as a proportion of our revenue as we continue to increase the proportion of our business serviced through our Doma Intelligence platform, though we believe it will decrease over the long term as our predictive machine intelligence technology produces improved results.
Known claims loss and loss adjustment expense reserves is an expense that reflects the best estimate of the remaining cost to resolve a claim, based on the information available at the time. In practice, most claims do not settle for the initial known claims provision; rather, as new information is developed during the course of claims administration, the initial estimates are revised, sometimes downward and sometimes upward. This additional development is provided for in the actuarial projection of IBNR, but it is not allocable to specific claims. Actual costs that are incurred in the claims administration are booked to loss adjustment expense, which is primarily comprised of legal expenses associated with investigating and settling a claim.
Escrow-related losses are primarily attributable to clerical errors that arise during the escrow process and caused by the settlement agent. As the proportion of our orders processed through our Doma Intelligence platform continues to increase, we expect escrow-related losses to decline over time.
Personnel costs
Personnel costs include base salaries, employee benefits, bonuses paid to employees, and payroll taxes. This expense is primarily driven by the average number of employees and our hiring activities in a given period.
In our presentation and reconciliation of segment results and our calculation of gross profit, we classify personnel costs as either direct or indirect expenses, reflecting the activities performed by each employee. Direct personnel costs relate to employees whose job function is directly related to our fulfillment activities, including underwriters, closing agents, escrow agents, funding agents, and title and curative agents, and are included in the calculation of our segment adjusted gross profit. Indirect personnel costs relate to employees whose roles do not directly support our transaction fulfillment activities, including sales agents, training specialists and customer success agents, segment management, research and development and other information technology personnel, and corporate support staff.
Other operating expenses
Other operating expenses are comprised of occupancy, maintenance and utilities, product taxes (for example, state taxes on gross premiums written), professional fees (including legal, audit and other third-party consulting costs), software licenses and sales tools, travel and entertainment costs, and depreciation and amortization, among other costs.
Change in fair value of Warrant and Sponsor Covered Shares liabilities
Change in fair value of Warrant and Sponsor Covered Shares liabilities consists of unrealized gains and losses as a result of marking our Warrants and Sponsor Covered Shares to fair value at the end of each reporting period.
Income tax expense
Although we are in a consolidated net loss position and report our federal income taxes as a consolidated tax group, we incur state income taxes in certain jurisdictions where we have profitable operations. Additionally, we incur mandatory minimum state income taxes in certain jurisdictions. Also, we have recognized deferred tax assets but have offset them with a full valuation allowance, reflecting substantial uncertainty as to their recoverability in future periods. Until we report at least three years of profitability, we may not be able to realize the tax benefits of these deferred tax assets.
Results of Operations
We discuss our historical results of operations below, on a consolidated basis and by segment. Past financial results are not indicative of future results.
Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2020
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$141,491	$103,587	$37,904	37%
Escrow, other title-related fees and other	20,452	16,742	3,710	22%
Investment, dividend and other income	639	743	(104)	(14)%
Total revenues	$162,582	$121,072	$41,510	34%
Expenses:
Premiums retained by Third-Party Agents	$91,596	$67,024	$24,572	37%
Title examination expense	5,289	4,624	665	14%
Provision for claims	6,685	5,242	1,443	28%
Personnel costs	62,410	36,197	26,213	72%
Other operating expenses	21,693	10,210	11,483	112%
Total operating expenses	$187,673	$123,297	$64,376	52%
Loss from operations	(25,091)	(2,225)	(22,866)	1028%
Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(4,478)	—	(4,478)	*
Interest expense	(4,531)	(1,193)	(3,338)	280%
Loss before income taxes	(34,100)	(3,418)	(30,682)	898%
Income tax expense	$(170)	$(204)	$34	(17)%
Net loss	$(34,270)	$(3,622)	$(30,648)	846%
* = Not presented as prior period amount is zero

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$358,754	$246,738	$112,016	45%
Escrow, other title-related fees and other	59,092	43,298	15,794	36%
Investment, dividend and other income	2,518	2,268	250	11%
Total revenues	$420,364	$292,304	$128,060	44%
Expenses:
Premiums retained by Third-Party Agents	$227,115	$156,132	$70,983	45%
Title examination expense	15,643	11,811	3,832	32%
Provision for claims	16,741	10,065	6,676	66%
Personnel costs	159,829	104,652	55,177	53%
Other operating expenses	53,038	31,136	21,902	70%
Total operating expenses	$472,366	$313,796	$158,570	51%
Loss from operations	(52,002)	(21,492)	(30,510)	142%
Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(4,478)	—	(4,478)	*
Interest expense	(12,341)	(4,428)	(7,913)	179%
Loss before income taxes	(68,821)	(25,920)	(42,901)	166%
Income tax expense	$(506)	$(620)	$114	(18)%
Net loss	$(69,327)	$(26,540)	$(42,787)	161%
* = Not presented as prior period amount is zero
Revenue
Net premiums written. Net premiums written increased by $37.9 million, or 37%, in the three months ended September 30, 2021 compared to the same period in the prior year, driven by a 42% increase in premiums from our Direct Agents channel and a 35% increase in premiums from our Third-Party Agents channel. Net premiums written increased by $112.0 million, or 45%, in the nine months ended September 30, 2021 compared to the same period in the prior year, driven by a 49% increase in premiums from our Direct Agents channel and a 45% increase in premiums from our Third-Party Agents channel.
For the three and nine month periods ended September 30, 2021, Direct Agents premium growth was driven by closed order growth of 39% and 53%, respectively. For the three month period ended September 30, 2021, higher average retained premium per order of 2% contributed to the increase in premiums. For the nine month period ended September 30, 2021, closed order growth was offset by lower average premiums per order of 3%, due to a higher share of refinance orders during the year.
Third-party agent growth reflects the results of management’s continued efforts to increase wallet share capture from existing Third-Party Agents as well as efforts to generate new agent relationships to accelerate growth. For the nine month period ended September 30, 2021, the rise in premiums was also driven by an overall increase in market activity.
Escrow, other title-related fees and other. Escrow, other title-related fees and other increased $3.7 million, or 22%, in the three months ended September 30, 2021 and $15.8 million, or 36%, in the nine months ended September 30, 2021 compared to the same periods in the prior year, driven by the corresponding closed order growth.

Investment, dividend and other income. Investment, dividend and other income increased $0.3 million or 11% in the nine months ended September 30, 2021 compared to the same period in the prior year, primarily due to one-time realized gains on investments from portfolio rebalancing.
Expenses
Premiums retained by Third-Party Agents. Premiums retained by Third-Party Agents increased by $24.6 million, or 37%, in the three months ended September 30, 2021 and $71.0 million, or 45%, for the nine months ended September 30, 2021 compared to the same periods in the prior year. The increases were driven principally by the growth in underwritten policies referred by Third-Party Agents, and there was no material change in average commissions paid to our Third-Party Agents.
Title examination expense. Title examination expense increased by $0.7 million, or 14%, in the three months ended September 30, 2021 and $3.8 million, or 32%, for the nine months ended September 30, 2021 compared to the same periods in the prior year, principally due to growth in Direct Agents opened and closed orders and premiums written.
Provision for claims. Provision for claims increased by $1.4 million, or 28%, in the three months ended September 30, 2021 and $6.7 million, or 66%, for the nine months ended September 30, 2021 compared to the same periods in the prior year primarily due to new business written premiums from the corresponding periods. The provision for claims, expressed as a percentage of net premiums written, was 4.7% and 5.1% for the three months ended September 30, 2021 and 2020, respectively, and 4.7% and 4.1% for the nine months ended September 30, 2021 and 2020, respectively. The reported loss emergence in both periods on policies issued in prior years was lower than expected.
Personnel costs. Personnel costs increased by $26.2 million, or 72%, in the three months ended September 30, 2021 and $55.2 million, or 53%, for the nine months ended September 30, 2021 compared to the same periods in the prior year, due to investments in direct labor and customer acquisition, the expansion of our corporate support functions to operate as a public company, and an increase in operations and management staff supporting the Direct Agents channel as the organization invests in driving growth of Doma Intelligence-enabled closings.
Other operating expenses. Other operating expenses increased by $11.5 million, or 112%, in the three months ended September 30, 2021 and $21.9 million, or 70%, in the nine months ended September 30, 2021 compared to the same periods in the prior year, driven by higher corporate support expenses to operate as a public company such as improved operating systems and human resources services, higher expenses to support revenue growth such as hardware and software purchases and travel and entertainment spend, higher amortization expenses related to investments in the development of our Doma Intelligence platform, and higher amortization of intangibles related to our rebranding to “Doma.” Depreciation and amortization increased by $0.8 million, or 62%, and $4.5 million, or 138%, in the three and nine months ended September 30, 2021 compared to the same period in the prior year due to these factors.
Change in fair value of Warrant and Sponsor Covered Shares liabilities. The fair value of Warrant and Sponsor Covered Shares (as defined in Note 2) liabilities increased by $4.5 million in the three and nine months ended September 30, 2021 compared to the same periods in the prior year, primarily due to the $5.2 million increase in the Warrant liabilities resulting from the subsequent measurement of the Public and Private Placement Warrants as of September 30, 2021. The Warrant liabilities increased in fair value due to the corresponding increase in the market price of the Warrants, which is correlated to movements in Doma’s stock price. This was partially offset by the $0.7 million decrease in the fair value of the Sponsor Covered Shares liability resulting from updates to the market inputs used to estimate that liability.
Interest expense. Interest expense increased by $3.3 million, or 280%, in the three months ended September 30, 2021 and $7.9 million, or 179%, for the nine months ended September 30, 2021 compared to the same periods in the prior year, due to a higher amount of debt outstanding as well as a higher effective interest rate in 2021, which is a result of the issuance of the new $150.0 million Senior Debt facility during the first quarter of 2021.

Supplemental Segment Results Discussion – Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2021
The following table sets forth a summary of the results of operations for our Distribution and Underwriting segments for the years indicated. See “—Basis of Presentation” above.

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Distribution	Underwriting	Eliminations	Consolidated	Distribution	Underwriting	Eliminations	Consolidated
	(in thousands)
Net premiums written	$—	$141,587	$(96)	$141,491	$—	$103,587	$—	$103,587
Escrow, other title-related fees and other (1)	47,573	823	(27,944)	20,452	36,094	490	(19,842)	16,742
Investment, dividend and other income	47	592	—	639	(40)	783	—	743
Total revenue	$47,620	$143,002	$(28,040)	$162,582	$36,054	$104,860	$(19,842)	$121,072
Premiums retained by agents (2)	—	119,636	(28,040)	91,596	—	86,866	(19,842)	67,024
Direct labor (3)	21,791	2,157	—	23,948	13,185	1,707	—	14,892
Other direct costs (4)	5,650	4,423	—	10,073	4,711	1,603	—	6,314
Provision for claims	1,243	5,442	—	6,685	617	4,625	—	5,242
Adjusted gross profit (5)	$18,936	$11,344	$—	$30,280	$17,541	$10,059	$—	$27,600

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Distribution	Underwriting	Eliminations	Consolidated	Distribution	Underwriting	Eliminations	Consolidated
	(in thousands)
Net premiums written	$—	$359,730	$(976)	$358,754	$—	$246,738	$—	$246,738
Escrow, other title-related fees and other (1)	131,506	2,621	(75,035)	59,092	93,043	1,088	(50,833)	43,298
Investment, dividend and other income	130	2,388	—	2,518	614	1,654	—	2,268
Total revenue	$131,636	$364,739	$(76,011)	$420,364	$93,657	$249,480	$(50,833)	$292,304
Premiums retained by agents (2)	—	303,126	(76,011)	227,115	—	206,965	(50,833)	156,132
Direct labor (3)	56,884	5,945	—	62,829	40,213	4,891	—	45,104
Other direct costs (4)	16,846	7,896	—	24,742	12,433	3,916	—	16,349
Provision for claims	1,777	14,964	—	16,741	1,006	9,059	—	10,065
Adjusted gross profit (5)	$56,129	$32,808	$—	$88,937	$40,005	$24,649	$—	$64,654
__________________
(1)Includes fee income from closings, escrow, title exams, ceding commission income, as well as premiums retained by Direct Agents.
(2)This expense represents a deduction from the net premiums written for the amounts that are retained by Direct Agents and Third-Party Agents as compensation for their efforts to generate premium income for our Underwriting segment. The impact of premiums retained by our Direct Agents and the expense for reinsurance or co-insurance procured on Direct Agent sourced premiums are eliminated in consolidation.
(3)Includes all compensation costs, including salaries, bonuses, incentive payments, and benefits, for personnel involved in the direct fulfillment of title and/or escrow services.
(4)Includes title examination expense, office supplies, and premium and other taxes.
(5)See “—Non-GAAP Financial Measures—Adjusted gross profit” below for a reconciliation of consolidated adjusted gross profit, which is a non-GAAP measure, to our gross profit, the most closely comparable GAAP financial measure.
Distribution segment revenue increased by $11.6 million, or 32%, and $38.0 million, or 41%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year driven by the closed order growth discussed above. For the three months ended September 30, 2021, higher average revenue per order of 10% contributed to the increase in Distribution segment revenue, while for the nine month period ended September 30, 2021, lower average revenue per order of 7% offset the increase. Underwriting segment revenue increased by $38.1 million, or 36%, and $115.3 million, or 46%, for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year, reflecting significant growth in title policies underwritten from both Direct and Third-Party Agents.

Distribution segment adjusted gross profit improved $1.4 million, or 8%, and $16.1 million, or 40%, for the three and nine months ended September 30, 2021 compared to the same periods in the prior year, driven by closed order growth and efficiency improvements in direct expenses per order. Underwriting segment adjusted gross profit increased by $1.3 million, or 13%, and $8.2 million, or 33%, during the three and nine months ended September 30, 2021 compared to the same periods in the prior year, reflecting increased demand across all channels of the business, and improvements realized in direct expenses that more than offset the increase in provision for title claims expenses for the period.
Supplemental Key Operating and Financial Indicators Results Discussion – Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2021
The following table presents our key operating and financial indicators, including our non-GAAP financial measures, for the periods indicated, and the changes between periods. This discussion should be read only as a supplement to the discussion of our GAAP results above. See “—Non-GAAP Financial Measures” below for important information about the non-GAAP financial measures presented below and their reconciliation to the respective most closely comparable GAAP measures.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages and open and closed order numbers)
Opened orders	52,867	37,572	15,295	41%
Closed orders	35,300	25,358	9,942	39%
Retained premiums and fees	$70,986	$54,048	$16,938	31%
Adjusted gross profit	30,280	27,600	2,680	10%
Ratio of adjusted gross profit to retained premiums and fees	43%	51%	(8) p.p	(16)%
Adjusted EBITDA	$(20,109)	$(649)	(19,460)	2998%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages and open and closed order numbers)
Opened orders	135,442	101,161	34,281	34%
Closed orders	99,386	65,026	34,360	53%
Retained premiums and fees	$193,249	$136,172	$57,077	42%
Adjusted gross profit	88,937	64,654	24,283	38%
Ratio of adjusted gross profit to retained premiums and fees	46%	47%	(1) p.p	(2)%
Adjusted EBITDA	$(35,291)	$(15,926)	(19,365)	122%
Opened and closed orders
For the three months ending September 30, 2021, we opened 52,867 orders and closed 35,300 orders, an increase of 41% and 39%, respectively, over the same period in the prior year. Closed orders increased 386% for the three months ended September 30, 2021 as compared to the same period in the prior year in our Doma Enterprise channel due to new customer acquisitions, increased wallet share with existing customers, and an expanding geographical footprint. Closed orders decreased by 8% in our Local channel in the third quarter of 2021 compared to the same period in the prior year due to the contracting refinance market, which was partially offset by growth in purchase orders.
For the nine months ending September 30, 2021, we opened 135,442 orders and closed 99,386 orders, an increase of 34% and 53%, respectively, over the same period in the prior year. Closed orders increased 462% year over year in our Doma Enterprise channel due to new customer acquisitions, increased wallet share with existing customers, and an expanding geographical footprint. Closed order growth was 7% in our Local channel in the nine months ended September 30, 2021 compared to the same period in the prior year driven by growth in both refinance and purchase orders.
Retained premiums and fees
Retained premiums and fees increased by $16.9 million, or 31%, and $57.1 million, or 42%, during the three and nine months ended September 30, 2021 compared to the same periods in the prior year, driven by strong closed order and title policy growth across Direct and Third-Party Agents.
Adjusted gross profit
Adjusted gross profit increased by $2.7 million, or 10%, and $24.3 million, or 38%, during the three and nine months ended September 30, 2021 compared to the same periods in the prior year, due to growth in retained premiums and fees of $16.9 million and $57.1 million in the same periods. The growth in retained premiums and fees was partially offset by investments in fulfillment infrastructure to support future growth.
Ratio of adjusted gross profit to retained premiums and fees
The ratio of adjusted gross profit to retained premiums and fees decreased 8 percentage points and 1 percentage point during the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The decrease is primarily due to higher direct labor expenses of $9.1 million, or 61%, and $17.7 million, or 39%, during the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The rise in direct labor expenses exceeded retained premium and fee growth as fulfillment labor was hired in advance of future volume growth. Contributing to the increase during the nine months ended September 30, 2021 was a slight increase in the provision for claims as a percentage of net written premium from 4.1% to 4.7%.
Adjusted EBITDA
Adjusted EBITDA decreased by $19.5 million, or 2998%, to negative $20.1 million for the three months ended September 30, 2021, driven by $22.1 million of higher operating costs from investments in corporate support functions to successfully operate as a public company, research and development, and operations and management staff to support growth and transformation in the Direct Agents channel. This was offset by a $2.7 million improvement in adjusted gross profit. Adjusted EBITDA decreased by $19.4 million, or 122%, to negative $35.3 million for the nine months ended September 30, 2021, driven by $44.0 million of higher operating costs from the same investments in the Company. This was offset by a $24.3 million improvement in adjusted gross profit.

Non-GAAP Financial Measures
The non-GAAP financial measures described in this Quarterly Report should be considered only as supplements to results prepared in accordance with GAAP and should not be considered as substitutes for GAAP results. These measures, retained premiums and fees, adjusted gross profit, and adjusted EBITDA, have not been calculated in accordance with GAAP and are therefore not necessarily indicative of our trends or profitability in accordance with GAAP. These measures exclude or otherwise adjust for certain cost items that are required by GAAP. Further, these measures may be defined and calculated differently than similarly-titled measures reported by other companies, making it difficult to compare our results with the results of other companies. We caution investors against undue reliance on our non-GAAP financial measures as a substitute for our results in accordance with GAAP.
Management uses these non-GAAP financial measures, in conjunction with GAAP financial measures to: (i) monitor and evaluate the growth and performance of our business operations; (ii) facilitate internal comparisons of the historical operating performance of our business operations; (iii) facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures or operating histories; (iv) review and assess the performance of our management team and other employees; and (v) prepare budgets and evaluate strategic planning decisions regarding future operating investments.

Retained premiums and fees
The following presents our retained premiums and fees and reconciles the measure to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue	$162,582	$121,072	$420,364	$292,304
Minus:
Premiums retained by Third-Party Agents	91,596	67,024	227,115	156,132
Retained premiums and fees	$70,986	$54,048	$193,249	$136,172
Minus:
Direct labor	23,948	14,892	62,829	45,104
Provision for claims	6,685	5,242	16,741	10,065
Depreciation and amortization	1,978	1,221	7,705	3,236
Other direct costs (1)	10,073	6,314	24,742	16,349
Gross Profit	$28,302	$26,379	$81,232	$61,418
__________________
(1)Includes title examination expense, office supplies, and premium and other taxes.

Adjusted gross profit
The following table reconciles our adjusted gross profit to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Gross Profit	$28,302	$26,379	$81,232	$61,418
Adjusted for:
Depreciation and amortization	1,978	1,221	7,705	3,236
Adjusted Gross Profit	$30,280	$27,600	$88,937	$64,654
Adjusted EBITDA
The following table reconciles our adjusted EBITDA to our net loss, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss (GAAP)	$(34,270)	$(3,622)	$(69,327)	$(26,540)
Adjusted for:
Depreciation and amortization	1,978	1,221	7,705	3,236
Interest expense	4,531	1,193	12,341	4,428
Income taxes	170	204	506	620
EBITDA	$(27,591)	$(1,004)	$(48,775)	$(18,256)
Adjusted for:
Stock-based compensation	3,004	355	9,006	945
COVID-related severance costs	—	—	—	1,385
Change in fair value of Warrant and Sponsor Covered Shares liabilities	4,478	—	4,478	—
Adjusted EBITDA	$(20,109)	$(649)	$(35,291)	$(15,926)

Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including our working capital and capital expenditure needs and other commitments. Our recurring working capital requirements relate mainly to our cash operating costs. Our capital expenditure requirements consist mainly of software development related to our Doma Intelligence platform.
We had $413.7 million in cash and cash equivalents and restricted cash as of September 30, 2021. We believe our operating cash flows, together with our cash on hand and the cash proceeds from the Business Combination and the related private placement, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report.
We may need additional cash due to changing business conditions or other developments, including unanticipated regulatory developments and competitive pressures. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing.
Debt
Lennar seller financing note
As part of the North American Title Acquisition, Lennar issued Old Doma a note for $87.0 million on January 7, 2019 with a maturity date of January 7, 2029. Cash interest on the note accrued at the LIBOR one-month rate, plus a fixed rate of 8.5% per annum on a “pay-in-kind” ("PIK") basis. Old Doma repaid the note in full in January 2021, after making several principal prepayments in 2019 and 2020.
Senior secured credit agreement
In December 2020, Old Doma entered into a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”), providing for a $150.0 million senior secured term loan (“Senior Debt”), which was fully funded by the lenders, which are affiliates of HSCM, at its principal face value on January 29, 2021 (the “Funding Date”) and matures on the fifth anniversary of the Funding Date. The Senior Debt bears interest at a rate of 11.25% per annum, of which 5.0% is payable in cash in arrears and the remaining 6.25% accrues to the outstanding principal balance on a PIK basis. Interest is payable or compounded, as applicable, quarterly. Principal prepayments on the Senior Debt are permitted, subject to a premium, which declines from 8% of principal today to 4% in 2023 and to zero in 2024.

The Senior Debt is secured by a first-priority pledge and security interest in substantially all of the assets of the Company, including the assets of our existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). The Senior Debt is subject to customary affirmative and negative covenants, including limits on the incurrence of debt and restrictions on acquisitions, sales of assets, dividends and certain restricted payments. The Senior Debt is also subject to two financial maintenance covenants, related to our liquidity and revenues. The liquidity covenant requires the Company to have at least $20.0 million of liquidity, calculated as of the last day of each month, as the sum of (i) our unrestricted cash and cash equivalents and (ii) the aggregate unused and available portion of any working capital or other revolving credit facility. The revenue covenant, which is tested as of the last day of each fiscal year, requires that our consolidated GAAP revenue for the year to be greater than $130.0 million. The Senior Debt is subject to customary events of default and cure rights. As of the date of this Quarterly Report, we complied with all Senior Debt covenants.
Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 4.2 million shares of Doma common stock.
Other commitments and contingencies
Our commitments for leases, related to our office space and equipment, amounted to $37.6 million as of September 30, 2021 of which $2.3 million is payable in 2021. Refer to Note 12 to our condensed consolidated financial statements for a summary of our future commitments. Our headquarters lease expires in 2024. As of the date of this Quarterly Report, we did not have any other material commitments for cash expenditures. We also administer escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. Such deposits are not reflected on our balance sheet, but we could be contingently liable for them under certain circumstances (for example, if we dispose of escrowed assets). Such contingent liabilities have not materially impacted our results of operations or financial condition to date and are not expected to do so in the near term.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(32,547)	$(16,401)
Net cash used in investing activities	(18,313)	(53,909)
Net cash provided by financing activities	352,528	42,701
Operating activities
In the first nine months of 2021, net cash used in operating activities was $32.5 million driven by the net loss of $69.3 million and cash paid for prepaid expenses of $14.8 million. This was offset by increases of accrued expenses and other liabilities of $13.8 million and the liability for loss and loss adjustment expenses of $8.9 million and non-cash costs including depreciation and amortization of $7.7 million and stock-based compensation expense of $8.4 million.
In the first nine months of 2020, net cash used in operating activities was $16.4 million driven by the net loss of $26.5 million and cash paid for prepaid expenses of $6.2 million. This was offset by increases in the liability for loss and loss adjustment expenses of $3.4 million and accounts payable of $2.7 million and non-cash costs including PIK interest of $5.1 million and depreciation and amortization of $3.2 million.

Investing activities
Our capital expenditures have historically consisted mainly of costs incurred in the development of the Doma Intelligence platform. Our other investing activities generally consist of transactions in fixed maturity investment securities to provide regular interest payments.
In the first nine months of 2021, net cash used in investing activities was $18.3 million, and reflected $33.7 million of purchases of investments offset by $33.4 million of proceeds from the sale of investments. Cash paid for fixed assets was $18.8 million in the same period, largely consisting of technology development costs related to the Doma Intelligence platform.
In the first nine months of 2020, net cash used in investing activities was $53.9 million and reflected $58.6 million of purchases of investments offset by $15.8 million of proceeds from the sale of investments. In the same period, cash paid for fixed assets was $12.7 million, largely consisting of technology development costs related to Doma Intelligence. We also received $1.3 million from the sale of a title plant in the same period.
Financing activities
Net cash provided by financing activities was $352.5 million in the first nine months of 2021, reflecting $625.0 million in proceeds from the Business Combination and PIPE Investment (as defined in Note 3) and $150.0 million of proceeds from the Senior Debt. This increase was offset by $294.9 million in redemptions of redeemable common and preferred stock and $63.2 million in payment of costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment. The net cash provided by financing activities was also offset by the $65.5 million repayment of the Lennar seller financing note.
Net cash provided by financing activities was $42.7 million in the first nine months of 2020, reflecting $70.7 million in proceeds from the issuance of Series C preferred stock, offset by a $28.1 million payment on the Lennar seller financing note.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. Preparation of the financial statements requires our management to make several judgments, estimates and assumptions relating to the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We evaluate our significant estimates on an ongoing basis, including, but not limited to, liability for loss and loss adjustment expenses, goodwill, accrued net premiums written from Third-Party Agents referrals, and the Sponsor Covered Shares liability. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 to our annual audited consolidated financial statements. Our critical accounting estimates are described below.
Liability for loss and loss adjustment expenses
Our liability for loss and loss adjustment expenses include mainly reserves for known claims as well as reserves for IBNR claims. Each known claim is reserved based on our estimate of the costs required to settle the claim.
IBNR is a loss reserve that primarily reflects the sum of expected losses for unreported claims. The expense is calculated by applying the loss provision rate to total title insurance premiums. With the assistance of a third-party actuarial firm, we determine the loss provision rate for the policies written in the current year. This assessment considers factors such as historical experience and other factors, including industry trends, claim loss history, legal environment, geographic considerations and the types of title insurance policies written (i.e., real estate purchase or refinancing transactions). The loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years’ policies.
The estimates used require considerable judgment and are established as management’s best estimate of future outcomes, however, the amount of IBNR reserved based on these estimates could ultimately prove to be inadequate to cover actual future claims experience. We continually monitor for any events and/or circumstances that arise during the year which may indicate that the assumptions used to record the provision for claims estimate requires reassessment.
Our total loss reserve as of September 30, 2021 amounted to $78.7 million, which we believe, based on historical claims experience and actuarial analyses, is adequate to cover claim losses resulting from pending and future claims for policies issued through September 30, 2021. We continually review and adjust our reserve estimates to reflect loss experience and any new information that becomes available.
Goodwill
We have significant goodwill on our balance sheet related to acquisitions, as goodwill represents the excess of the acquisition price over the fair value of net assets acquired and liabilities assumed in a business combination. Goodwill is tested and reviewed annually for impairment on October 1 of each fiscal year, and between annual tests if events or circumstances arise that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In addition, an interim impairment test may be completed upon a triggering event or when there is a reorganization of reporting structure or disposal of all or a portion of a reporting unit. As of September 30, 2021, we had $111.5 million of goodwill, relating to the North American Title Acquisition, of which $88.1 million and $23.4 million was allocated to our Distribution and Underwriting reporting units, respectively.
In performing our annual goodwill impairment test, we first perform a qualitative assessment, which requires that we consider significant estimates and assumptions regarding macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit or other factors that have the potential to impact fair value. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair values of our reporting units are greater than the carrying amounts, then the quantitative goodwill impairment test is not performed, as goodwill is not considered to be impaired. However, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying value, then a quantitative assessment is performed. For the quantitative assessment, the determination of estimated fair value of our reporting units requires us to make assumptions about future discounted cash flows, including profit margins, long-term forecasts, discount rates and terminal growth rates and, if possible, a comparable market transaction model. If, based upon the quantitative assessment, the reporting unit fair value is less than the carrying amount, a goodwill impairment is recorded equal to the difference between the carrying amount of the reporting unit's goodwill and its fair value, not to exceed the carrying value of goodwill allocated to that reporting unit, and a corresponding impairment loss is recorded in the consolidated statements of operations.
We completed our annual goodwill impairment test on October 1, 2020. We determined, after performing a qualitative review of each reporting unit, that the fair value of each reporting unit exceeded its respective carrying value. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. We did not identify any events, changes in circumstances, or triggering events since the performance of our annual goodwill impairment test that would require us to perform an interim goodwill impairment test during the fiscal year.
Accrued net premiums written from Third-Party Agent referrals
We recognize revenues on title insurance policies issued by Third-Party Agents when notice of issuance is received from Third-Party Agents, which is generally when cash payment is received. In addition, we estimate and accrue for revenues on policies sold but not reported by Third-Party Agents as of the relevant balance sheet closing date. This accrual is based on historical transactional volume data for title insurance policies that have closed and were not reported before the relevant balance sheet closing, as well as trends in our operations and in the title and housing industries. There could be variability in the amount of this accrual from period to period and amounts subsequently reported to us by Third-Party Agents may differ from the estimated accrual recorded in the preceding period. If the amount of revenue subsequently reported to us by Third Party Agents is higher or lower than our estimate, we record the difference in revenue in the period in which it is reported. For the three and nine months ended September 30, 2021 and 2020, the time lag between the closing of transactions by Third-Party Agents and the reporting of policies, or premiums from policies issued by Third-Party Agents to us has been approximately three months.
Sponsor Covered Shares liability
The Sponsor Covered Shares, as described in Note 3, will become vested contingent upon the price of Doma common stock exceeding certain thresholds or upon some strategic events, which include events that are not indexed to Doma common stock.
We obtained a third-party valuation of the Sponsor Covered Shares as of July 28, 2021 (i.e., the Closing Date) and September 30, 2021 using the Monte Carlo simulation methodology and based upon assumptions regarding stock price, dividend yield, expected term, volatility and risk-free rate. The share price represents the trading price as of each valuation date. The expected dividend yield is zero as we have never declared or paid cash dividends and have no current plans to do so during the expected term. The expected term represents the vesting period, which is 9.83 years. The expected volatility of 55.2% was calculated based on the average of (i) the Doma implied volatility calculated using longest term stock option and (ii) median leverage adjusted (asset) volatility calculated using a set of Guideline Public Companies (“GPCs”). Volatility for the GPCs was calculated over a lookback period of 9.83 years (or longest available data for GPCs whose trading history was shorter than 9.83 years), commensurate with the contractual term of the Sponsor Covered Shares. The risk-free rate utilizes the 10-year U.S. Constant Maturity. Finally, the annual change in control probability is estimated to be 2.0%.
As of September 30, 2021, the Sponsor Covered Shares liability amounted to $8.6 million.
New Accounting Pronouncements
For information about recently issued accounting pronouncements, refer to Note 2 to our condensed consolidated financial statements included elsewhere in this filing.
Emerging Growth Company Accounting Election
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used..
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Our principal market risk is interest rate risk because our results of operations can vary due to changes in interest rates. In a declining interest rate environment, we would expect our results of operations to be positively impacted by higher loan refinancing activity. However, in a rising interest rate environment, we would expect our results of operations to be negatively impacted by lower loan refinancing activity. We would expect both of these scenarios to be mitigated by home purchase loan activity. Fluctuations in interest rates may also impact the interest income earned on floating-rate investments and the fair value of our fixed-rate investments. An increase in interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in interest rates increases the fair market value of fixed-rate investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure, due solely to the material weakness in our internal control over financial reporting due to the insufficient risk assessment of the underlying accounting treatment for certain complex financial instruments initially determined by Capitol, as described below. As this material weakness in internal control over financial reporting existed for Capitol, we continue to report the material weakness in internal control within our condensed consolidated financial statements.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement.

Prior to the issuance of the SEC Statement, Capitol had accounted for the Public Warrants (as defined in Note 3) and the Private Placement Warrants (as defined in Note 3) (collectively, the “Warrants”) as components of equity. As a result of the SEC Statement, Capitol reevaluated the accounting treatment of the Warrants. The guidance in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Upon further evaluation of the terms of the Warrants, Capitol concluded that the Warrants should be accounted for as a derivative liability. The Warrant Agreement includes a provision the application of which could result in a different settlement value for the Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on Doma common stock (as defined in Note 2), as noted in ASC 815-40-15, the Warrants could not be considered “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of Doma common stock, all holders of the Warrants would be entitled to receive cash for their Warrants. In other words, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Warrant holders would be entitled to cash, while only certain holders of Doma common stock would be entitled to cash. Thus, the Company concluded that the Warrants meet the definition of a derivative as contemplated in ASC 815 and recorded these Warrants as liabilities on the balance sheet at fair value upon the consummation of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statement of operations at each reporting period. The classification and reported values of the Warrants as described above are included in the financial statements herein.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. This included implementing processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented. While management believes that the enhancements it has instituted will be effective, the elements of our remediation plan can only be accomplished over time.

The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
In the ordinary course of business, the Company is, or may become, involved in various pending or threatened litigation matters related to our operations, some of which may include claims for punitive or exemplary damages. For our business, customary litigation includes, but is not limited to, cases related to title and escrow claims, for which we make provisions through our loss reserves. Further, ordinary course litigation may include class action and purported class action lawsuits.

Additionally, we may, from time to time, receive various inquiries from governmental regulators concerning practices in the title insurance industry or other matters. Management reviews all legal proceedings (which includes lawsuits and other legal and regulatory matters and inquiries) on an ongoing basis when making its accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome of the proceeding. For legal proceedings in which it is determined that a loss is both probable and reasonably estimable, a liability which represents our best estimate, based on known facts, will be been recorded. Actual losses for a legal proceeding may differ materially from the amounts, if any, recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While it is possible that some matters could be material to our operating results or cash flows in any particular period in the event of an unfavorable outcome, management does not believe the resolution of any such legal proceedings, individually or in the aggregate, will have a materially adverse effect on our financial position or results of operations.

Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q (“Quarterly Report”) include the risk factors described under the heading “Risk Factors” in our registration statement on Form S-1 (No. 333-258942), as amended (the “Registration Statement”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Registration Statement. We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
During the period from July 1, 2021 through September 30, 2021, we issued an aggregate of 82,230 shares of Doma common stock (in one or more transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 701), upon the exercise by holders of options granted under our 2019 Equity Incentive Plan at exercise prices ranging from $0.03 to $0.71 per share, for an aggregate purchase price of $0.03 million.

In July 2021, we also issued 30,000,000 shares of Doma common stock at $10.00 per share to certain qualified institutional investors in connection with the PIPE Investment, for an aggregate amount of $300.0 million. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds
The proceeds raised from the sales referenced above were brought into corporate treasury and are expected to be used for general corporate purposes.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None

Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Quarterly Report on Form 10-Q are filed herewith or incorporated by reference herein:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of Doma Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on August 3, 2021).
3.2	Amended and Restated Bylaws of Doma Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, filed on August 3, 2021).
10.1
Amended & Restated Registration Rights Agreement, dated as of July 28, 2021, by and among Doma Holdings, Inc. and the securityholders signatory thereto (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on August 3, 2021).

10.2^	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed on August 3, 2021).
10.3^	Doma Holdings, Inc.’s 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-k, filed August 3, 2021).
10.4^	Doma Holdings, Inc.’s 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K, filed August 3, 2021).
10.5*^	Doma Holdings, Inc. Outside Director Compensation Policy
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_________________
^ Management Contract or Compensatory Plan or Arrangement
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMA HOLDINGS, INC.
By:	/s/ Max Simkoff
	Name:	Max Simkoff
	Date:	November 10, 2021
	Title:	Chief Executive Officer
(Principal Executive Officer)

DOMA HOLDINGS, INC.
By:	/s/ Noaman Ahmad
	Name:	Noaman Ahmad
	Date:	November 10, 2021
	Title:	Chief Financial Officer
(Principal Financial Officer)

DOMA HOLDINGS, INC.
By:	/s/ Mike Smith
	Name:	Mike Smith
	Date:	November 10, 2021
	Title:	Chief Accounting Officer
(Principal Accounting Officer)