Form 10-K
period 2021-12-31
Doma Holdings, Inc.
filed 2022-03-04
CIK 1722438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 3 or 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the Capitol Investment Corp. V’s (“Capitol”) common stock held by non-affiliates of Capitol as of June 30, 2021, the last business day of the Capitol's most recently completed second fiscal quarter, was approximately $343,965,000, based on the closing price as reported on the New York Stock Exchange as of such date. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

As of February 15, 2022, there were 323,902,222 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Annual Report, about our plans, strategies and prospects, both business and financial, are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “project” or the negative of such terms or other similar expressions. Moreover, the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.
Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
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
◦costs related to the Business Combination and the failure to realize anticipated benefits of the Business Combination or to realize any financial projections or estimated pro forma results; and

•other factors described in Part I, Item 1A “Risk Factors” set forth this Annual Report.
Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Additional cautionary statements or discussions of risks and uncertainties that could affect our results or the achievement of the expectations described in forward-looking statements may also be contained in any subsequent periodic report.
Should one or more of the risks or uncertainties described in this Annual Report occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
You should read this Annual Report completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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

Available Information
Our website address is https://www.doma.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed or furnished, as applicable, with the Securities and Exchange Commission (the “SEC”). Copies of these reports, as well as any amendments to these reports, are available free of charge through our website at https://investor.doma.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC also maintains a website that contains the materials we file with the SEC at https://www.sec.gov.
Information contained or referenced on the foregoing websites is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Risk Factor Summary
Our business is subject to numerous risks and uncertainties, which demonstrate the challenges we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of our securities (including our common stock) and result in a loss of all or a portion of your investment:
Risks Related to Our Business and Industry
•Legislative and regulatory responses to the COVID-19 pandemic and related economic uncertainty could have a material adverse effect on our business and mortgage origination volume.
•We have a history of net losses and could continue to incur substantial net losses in the future.
•Our future growth and profitability depend in part on our ability to successfully operate in the highly competitive real estate and insurance industries; there is no assurance that we will be successful.
•Our success depends to a significant extent on the timely rollout of our machine intelligence technology.
•We have a limited operating history and a novel business model.
•Many of our competitors in the real estate and title insurance industries have brands that are well recognized. Our brand may not become as widely known or accepted as incumbents’ brands.
•We have grown quickly, and we may not be able to manage our growth effectively.
•Our growth depends on our ability to expand our product offerings and our prospects for growth may be adversely affected if we are unsuccessful.
•Acquisitions or investments could disrupt our business and harm our financial condition.
•Our product development cycles are complex, and we may incur significant expenses before we generate revenues and efficiencies, if any, from new products.
•Our financial condition is affected by changes in economic conditions, particularly mortgage interest rates, credit availability and consumer confidence, and adverse changes in conditions may reduce our revenues.
•Because our revenue depends on macroeconomic conditions, our results of operations fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
•Our historical financial results as a private company may not be indicative of what our actual financial position or results of operations would have been as a public company or those we will achieve.
•We intend to continue investing in our business growth and may require additional funds to respond to business challenges and we may require additional capital to support growth or to satisfy our regulatory capital and surplus requirements, and this capital might not be available on acceptable terms, if at all.
•Cyber-attacks and security breaches could have an adverse effect on our business and expose us to liability.
•Technology disruptions or failures, including our operational or security systems or infrastructure, or those of third parties, could disrupt our business or cause legal or reputational harm.
•Our title and escrow business relies on data from consumers and unaffiliated third parties, the unavailability or inaccuracy of which could limit the functionality of our products.
•Our success depends on our industry adopting new products at their current pace and the continued growth and acceptance of data science and machine intelligence-driven products.
•We rely extensively on models in managing our business, and if they are not accurate or are misinterpreted, it could have a material adverse effect on our business and results of operations.
•Our expansion will subject us to additional costs and risks, and we may not be successful.
•Regulators may limit our ability to develop or implement our proprietary technology.
•Our results of operations depend, in part, on the performance of our investment portfolio.
•Failures at financial institutions at which we deposit funds could adversely affect us.
•There are risks associated with our indebtedness.
•Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition.
•State regulation of the rates we charge for title insurance could adversely affect our results of operations.
•Denial of claims or our failure to properly pay claims could materially and adversely affect our business.

•Unexpected increases in the volume or severity of claims may adversely affect our results of operations.
•Our use of third-party agents could adversely impact the frequency and severity of title claims.
•Reinsurance may be unavailable at current levels and prices, which may limit our ability to underwrite new policies; furthermore, reinsurance subjects us to counterparty risk.
•We may be unable to prevent, monitor or detect fraudulent activity.
•Failure to maintain our risk-based capital at the required levels could adversely affect us.
Risks Related to Our Intellectual Property
•Our inability to obtain, maintain, protect or enforce our intellectual property could reduce the value of our products, services and brand.
•If we are unable to protect the confidentiality of our trade secrets, our business would be harmed.
•Third parties may allege that we violate their intellectual property rights and we may become subject to intellectual property disputes, which are costly.
•We use licensed software in our business, and the inability to maintain these licenses, errors in the software or the terms of open source licenses could adversely affect our business.
Risks Related to Ownership of Our Securities
•Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.
•Because we currently have an even number of members of our board of directors, deadlocks may occur, which may delay or prevent critical decisions from being made.
•Future sales or issuances of shares of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
•Delaware law and our organizational documents contain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
•Delaware law may delay or prevent a change in control, and may discourage bids for our common stock at a premium over its market price.
•The provisions of our certificate of incorporation regarding exclusive forum for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Risks Related to Accounting and Financial Reporting
•We are an emerging growth company and a smaller reporting company and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
•Our Public and Private Placement Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
•Prior to the Business Combination, Capitol identified a material weakness in its internal control over financial reporting as of December 31, 2020. This may adversely affect investor confidence in us and materially and adversely affect our business and operating results and we may face litigation and other risks due to Capitol’s disclosed the material weakness.
The risks described above should be read together with the text of the full risk factors described in Part I, Item 1A. “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” herein.

Part I
Item 1. Business
Mission
Doma is a technology company that is architecting the future of real estate transactions. Using machine intelligence and our proprietary technology solutions, we are creating a vastly more simple, efficient, and affordable real estate closing experience for current and prospective homeowners, lenders, title agents and real estate professionals.
Our mission is to remove friction and frustration from an antiquated real estate transaction process that has been stuck in the 19th century, buried in piles of paper and hampered by technology that is decades out of date. Our approach is based on our innovative cloud platform, “Doma Intelligence,” which will enable us to deliver a significantly improved customer experience at every point in the closing process of a home purchase or refinance.
Doma’s broader mission is founded on the premise that home ownership represents a key milestone in life that should be available to all individuals. The important life event of owning a home is, however, also one of the most stressful processes — according to a survey of 2,000 Americans by Homes.com, about 40% said buying a new home is the most stressful event in modern life. Another 44% said they felt nervous throughout the home-buying process. We believe that these sentiments are due in large part to the complexity and lack of transparency that exists in the real estate industry today.
Overview
Doma was founded in 2016 to focus top-tier data scientists, product managers, and engineers on building game-changing technology to completely reimagine the residential real estate closing process. We founded Doma to create a home ownership process for today’s consumers who expect instant, digital experiences. Our approach to the title and escrow process is driven by our innovative full stack platform, Doma Intelligence. The Doma Intelligence platform is the result of significant investment in research and development over more than five years across a team of more than 100 data scientists and engineers. It creates a revolutionary new end-to-end real estate closing platform that seeks to eliminate all of the latent, manual tasks involved in underwriting title insurance, performing core escrow functions, generating closing documentation and getting documents signed and recorded. The platform harnesses the power of data analytics, machine learning and natural language processing, which will enable us to deliver a more affordable and faster closing transaction with a seamless customer experience at every point in the process. Doma’s machine intelligence algorithms are being trained and optimized on 30 years of historical anonymized closing transaction data allowing us to make underwriting decisions in less than a minute and significantly reduce the time, effort and cost of facilitating the entire closing process.
Our customers are primarily homeowners engaged in residential real estate purchase or refinance transactions. In purchase transactions, we reach homeowners primarily through real estate agents and real estate attorneys. In refinance transactions, we reach homeowners refinancing existing mortgages on their homes through our referral relationships with large, centralized lenders and loan officers at local and regional lenders. Our underwriting insurance business services Doma transactions in addition to purchase and refinance transactions for independent title agents.
For orders driven through the Doma Intelligence platform, our technological edge allows us to provide a strong value proposition. To date, our technology has shown that it is capable of:
•providing a clear-to-close decision on over 80% of our refinance title insurance orders driven through the platform in one minute or less, instead of the more typical three to five days of legacy title and escrow providers;
•delivering a notably faster end-to-end process, with some customers experiencing approximately 10% faster closings, which shortens the typical 30 to 50 day mortgage closing timeframe;

•enabling one of our largest, longest tenured lender referral partners to make up to 50% fewer “touches” throughout the closing process since they started enabling orders to be serviced through our Doma Intelligence platform, as compared to orders that are run through the traditional manual process, which equates to large efficiency gains and reduced labor costs for us and our referral partners; and
•achieving approximately 15% higher order close rate for transactions using the platform, driven in part by the speed of our process, increasing revenue for Doma and our referral partners.
Our go-to-market strategy is centered on two high-performing distribution channels, which we call local markets (“Local”) and strategic and enterprise accounts (“Doma Enterprise”). Our Local channel encompasses a network of 103 branches across the United States as of December 31, 2021, and processes both purchase and refinance transactions, originated primarily through local real estate agents and local branch loan officers. Access to our Local channel began with our acquisition of North American Title Company (“NATC”), which is being rebranded as Doma Insurance Agency in its related markets, and North American Title Insurance Company (“NATIC”), which has been renamed Doma Title Insurance, Inc., in 2019. The embedded licensure across the acquired geographic footprint expanded our capacity to service over 80% of the U.S. market and gave us local market capabilities to directly originate and service both purchase and refinance title and escrow business in key metropolitan areas. Our Doma Enterprise channel focuses on capturing significant volume share from large, centralized lenders and mortgage originators. Our existing referral partners in our Doma Enterprise channel include major lenders such as Chase, Homepoint, PennyMac, and Wells Fargo & Company. These partners have developed operating and processing systems for originating and processing refinance transactions at scale. We expect Doma Enterprise growth to outpace our overall growth due to a combination of new customer acquisition and wallet share growth with our existing referral partners, driven by the advanced capabilities of our Doma Intelligence platform. Our Doma Intelligence platform has been used for refinance transactions, with all of the Doma Enterprise order volume on the platform and a growing portion of transactions from our Local channel running through the Doma Intelligence platform (starting in the quarter ended December 31, 2021, we began running purchase transactions on the Doma Intelligence platform). The acquisition of NATIC also provided us with the advantage of having significantly expanded national underwriting capabilities and a channel to attract independent title agents into the broader Doma ecosystem. We call this third distribution channel of independent title and escrow agents “Indirect Agents.”
We believe we have an attractive business model with strong profitability as reflected by our approximately 44% adjusted gross profit as a percentage of retained premiums and fees for the year ended December 31, 2021. By the end of 2021, we estimate that we had approximately 1.4% market share of the title, escrow and closing market, which is based on Doma’s 2021 direct closed orders divided by the Mortgage Bankers Association’s estimate of the total number of U.S. mortgage originations in 2021. With our strong market traction, we expect to meaningfully grow our business by adding new Doma Enterprise customers and referral partners, increasing wallet share with existing referral partners, and expanding our geographic presence in the Local channel, which we believe will generate substantial growth in retained premiums and fees. We expect the enhanced scale of the business and significant reductions in direct fulfillment costs provided by the Doma Intelligence platform, as we extend use of the platform to purchase transactions and across more of our business via enhancements to existing features and planned new feature development, will drive considerable improvement in the ratio of adjusted gross profit to retained premiums and fees.
Our initial strategic focus is on applying our machine intelligence-centric approach to transform the title, escrow and closing portion of the home ownership landscape. However, we believe that our ability to create value for our customers and referral partners extends well beyond title and escrow. We are still only in the early stages of the digital transformation of the real estate experience, with much of the entire closing process still burdened with manual steps that do not match today’s technological and digital advancements. Our nimble business structure, coupled with our strength in data science, will allow us to enter more areas of the closing experience, such as home appraisal, home warranty and other large segments of the broader home ownership industry. We are confident that we can use machine intelligence to help drive a faster, more frictionless home ownership experience, and we will strategically deploy our technology and capital to areas where we can create the value of time and cost savings for our customers.

Industry Background
A Large, Antiquated Market
Residential real estate is one of the largest markets and biggest contributors to the U.S. economy. Approximately 65% of American households owned a home as of the second quarter of 2021, according to the U.S. Census Bureau, and according to the Mortgage Bankers Association, there were nearly 6.9 million homes sold in 2021 for approximately $2.4 trillion of total transaction volume. There were a total of approximately 11.3 million mortgage originations in 2021, split between home purchase financings (approximately 40%) and mortgage refinancings (approximately 60%). Virtually all of these mortgages, whether related to a purchase or refinancing, required title insurance as well as escrow and closing services.
The residential real estate market and the companies providing services to it have remained largely analog as many other industries have quickly migrated toward a more digital world. Digitization of industries across the economy has been associated with delivering goods, services and experiences with vastly improved efficiency and certainty. COVID-19 has increased the demand for technology-first experiences as consumers prioritize safety and convenience. The next wave of first-time homebuyers will be dominated by the over 72 million Americans classified as millennials, according to Statista, who are more oriented toward instant, digital processes than ever before. Over the next several years, as many as 5 million millennials will annually reach age 32 which represents the average age of a first-time homebuyer. This will provide a tailwind for the real estate market as well as for market participants offering technology-enabled and digital services.
Market Opportunity
Collectively, the broader home ownership industry represents a significant market opportunity made up of the following large sub-sectors:
•home insurance
•real estate listing services
•mortgage origination
•loan servicing
•title insurance
•appraisal and settlement services
•escrow and closing services
•home warranty
Our initial focus within the broader home ownership industry is on applying the machine learning and natural language processing capabilities of the Doma Intelligence platform to transform the title, escrow and closing portion of the home ownership market.
As Doma looks to expand beyond its current core market in title insurance, escrow and closing, it has identified the appraisal sub-sector of the market and the home warranty sub-sector of the market as growth opportunities for Doma’s business, as these markets are adjacent to the title and escrow market. Other sub-sectors of the market are steeped in extremely manual, paper-based processes similar to title, escrow and closing, and also offer longer term growth opportunities.

Unique Differentiators
The Opportunity for Doma in Title and Escrow
There are several factors that we believe gives Doma a meaningful first mover advantage in delivering a faster, more efficient, more enjoyable and more affordable solution across the title, escrow and closing market:
•A proprietary platform based on machine intelligence that has been purpose-built and refined specifically for the unique nuances encountered in U.S. residential real estate closings and is being trained and optimized on 30 years of proprietary title and closing data obtained as part of the acquisition of NATC and NATIC. Our extensively tested technology has both deepened and broadened referral partners’ reliance on Doma with solutions that remove entire chunks of the closing process.
•A highly specialized approach to fulfilling key service functions that combines deep operational excellence with at-scale centralization to augment our technology-led product offerings and deliver a vastly improved level of service to referral partners and customers. We are powering the most optimal customer outcomes by combining cutting-edge technology with deep-market knowledge.
•Owning the end-to-end process of closing, as both an escrow agency and a title insurance underwriter, Doma has a differentiated ability to innovate across the entire end-to-end process of writing a policy, from underwriting to the back-end processing. Our relentless focus on innovation and driving performance improvement drives new customer acquisition, and growth with existing referral partners, and underpins the high capital-efficiency of our business model.
The Opportunity for Doma Beyond Title and Escrow
Our technology platform, Doma Intelligence, uses proprietary machine learning algorithms to eliminate rote tasks, create process efficiencies, lower costs, and enable home closing experts to deliver a delightful customer experience throughout the real estate closing process. Today, this foundation is being applied to transform the title, escrow and closing process. Currently, all of our direct refinance order volume from our Doma Enterprise partners and a growing portion of our refinance and purchase order volume from our Local channel are fulfilled through our Doma Intelligence platform. By design, the platform could ultimately be extended across any home-buying experience where an individual desires to:
•understand the money that they owe;
•decide when and where they would like to close on their home;
•digitally sign and complete all documentation involved; and
•complete the entire end-to-end process remotely.
The Traditional Title and Closing Experience
The process of going from an accepted offer on a home purchase to signed final documents—referred to as the title and closing process—is largely a cumbersome black box with little explanation provided to the customer as to why it takes an average of up to 54 days to complete, according to a December 2021 report from ICE Mortgage Technology. The typical process, which is identical for refinance transactions, is outlined below for illustrative purposes:
•Order for title insurance placed. A representative of the buyer, seller or the lender places an order for title insurance.
•Title search begins. An individual at a title company begins a search to clear the title. This involves performing a search of historical property records, which is done digitally where possible, but often requires manual review of paper records depending on when the property last changed hands and the sophistication of the county office.

•Title issues arise. Sometimes issues are discovered during the title search process that may need to be resolved prior to closing. Examples may include an incorrect legal description of the property on a deed or mortgage, unresolved liens from prior owners or ownership matters such as mistakes on a deed or missing heirs.
•Title is cleared to close. Typically three to five days after the title search begins, the search is complete and any issues on a title are resolved. The title is then cleared to close.
•Fee collaboration begins. Traditionally, fee collaboration involves a tedious process where individuals at both the title and escrow company as well as the lender manually compare itemized fees across the settlement statements in order to balance those fees and incorporate them into the closing documents.
•Final document signing is coordinated. The title and escrow company schedules the signing event to involve a notary and all those who need to sign the closing documents, such as borrowers, sellers, buyers, attorneys and real estate agents. While a number of states allow for methods that enable the signing event to take place via an online video session, most signing events still take place in-person.
•Post-closing process is initiated. In the final steps of closing after signing, payoff demands are processed, funds are disbursed, and the documents are recorded with the county.
•Title insurance issued. A title insurance policy is issued to the owner and/or lender, protecting their interest(s) in the property.
The process seeks to protect home buyers and lenders from defects in the title to the home that can lead to losses and to ensure that all the right parties are paid and that all the correct documents are signed and recorded with the proper authorities.
The historical closing process is an incredibly labor intensive, manual process today for three primary reasons. First, the process has not been disrupted or fundamentally altered since being established in the 1890s. Second, much of the technology used by title companies to process title and escrow was created in the 1990s, and there has been little innovation since. Third, many counties throughout the United States have yet to digitize their records, making the title search process for transfer of ownership cumbersome and time consuming.
Technology that Transforms the Experience
Doma Intelligence
Our vision is to architect the future of real estate transactions and create a vastly more simple, efficient, and affordable closing experience for current and prospective homeowners, lenders, title agents and real estate professionals. As a first step towards that goal, we chose to initially focus on transforming the title and escrow portion of the real estate landscape.
To that end, we have built a proprietary platform called Doma Intelligence. We commercially launched the initial core feature of the Doma Intelligence platform in 2018 and have since built out a set of complementary features that extend cutting edge machine learning across the entire title and escrow process. This platform automates many aspects of the closing process, powered by data science, natural language processing and machine intelligence. Currently, all of our direct refinance order volume from our Doma Enterprise partners and a growing portion of our refinance and purchase order volume from our Local channel are fulfilled through our Doma Intelligence platform. Our machine intelligence algorithms are being trained and optimized on 30 years of historical data acquired from NATC and NATIC, allowing our Doma Intelligence platform to make a majority of our title underwriting decisions in less than a minute, significantly reducing the time, effort and cost of the closing process. In 2021, the average processing time per closed refinancing order run through the Doma Intelligence platform for our Doma enterprise referral partners was 32% less than the average processing time in 2020. The key elements that distinguish the Doma Intelligence platform include:
•The use of machine intelligence and data science as a foundational component to eliminate labor and tedium from title production.
•A greatly improved user interface that allows our associates to complete processes efficiently with full context when automation is not possible.
•Autonomous workflow and a unified information architecture that enables us to track pain points throughout the entire process.
•Automation of certain elements in the process such as email communication and fee collaboration.
Products Powered by Doma Intelligence
Doma Title replaces the time and labor-intensive title search process with a predictive algorithm that utilizes a forward-thinking, risk-based insurance model to clear title commitments instantaneously, compared to a multi-day process in the traditional path. More than 80% of orders passed through Doma Title today are cleared instantaneously. As a result, transactions can be processed faster, with less back-and-forth between the parties. This increased speed will improve the pull-through rate of closings for our customers over time by shortening the time to close. Doma Title’s data-science driven, automated approach to the title curative process maintains the same degree of safety and protection for the policyholder against any outstanding issues on title.
Doma Escrow. Once title processing is complete, document processing and communication management are the most time-consuming part of closing a real estate transaction. Doma Escrow utilizes proprietary applications of machine intelligence to ensure complete and accurate closing documents and optimized communication management.
•Document processing. Repetitive document processing tasks are automated by Doma Escrow using a machine learning and data science-first approach. Our technology processes unstructured data from documents utilized by various counterparties in a closing, applies domain-specific knowledge to the processing of this unstructured data and often completes tasks related to these documents with significantly reduced manual labor and resulting response times.
•Fee collaboration. Doma Escrow’s fee collaboration technology eliminates repetitive tasks so lenders can close more loans, faster with a higher level of fee accuracy. Doma Escrow applies a fully automated solution to replace the manual and error-prone “stare and compare” process of the traditional fee collaboration approach. Doma Escrow automatically extracts the required data from relevant documents, reconciles all fees, runs a quality check, and sends a completed settlement statement back to the lender—all in under a minute.
•Email processing. Email processing is the one of the most labor-intensive aspects in closing a transaction. Hundreds of emails, some perfunctory, some requiring complex domain expertise, must be processed by loan officers, realtors, buyers, borrowers, sellers and title company representatives. Doma Escrow uses machine learning to automate the uploading and analysis of the majority of emails. While there are competitive entrants in language extraction processing as technology companies have made their toolkits freely accessible for business use, Doma Escrow’s differentiation lies in language comprehension processing, as no other solutions on the market today have as much training and validation as our models to comprehend title and escrow concepts.
Doma Close offers efficiency benefits, including the ability to offer the simplified, modern experience that consumers demand in an ever-increasingly digitized world. Closing captures the final set of steps in the title and escrow process where traditionally, borrowers, home buyers and sellers execute documents to finalize their transaction using pen and paper. Utilizing machine learning technology, Doma Close allows closing packages to be prepared for electronic signing without complex integrations or tedious and error-prone manual labor. Documents can be executed at a convenient time and from anywhere—with an in-person or virtual notary—through the use of an electronic signature. We expect Doma Close to also allow for the secure transfer of funds to and from escrow electronically. This provides a modern, electronic closing solution for signings that is more user-friendly, convenient, and secure. For lenders, Doma Close delivers operational efficiencies, better-quality data, fewer errors, and faster delivery of loans to the secondary market.
The Doma Intelligence Platform Integration Options
Our integration offerings for lenders cover a range of integration channels that include:
•Direct integrations to partner systems such as Loan Origination Systems (“LOS”) or other applications;
•Integrations via third-party middleware; and
•Doma Connect, a set of modern, RESTful public APIs that enable partners to create more seamless and efficient workflows with their own systems, rather than relying on email as a form of information exchange.
All our integration options were built in a way that both support and complement our machine intelligence enabled product offerings so that partners can maximize their unique value within workflows.
Technology Infrastructure
Best-in-class machine learning systems require a proper flow of data from production into the data science environment as well as proper labeling. The key advancement of the data architecture behind the Doma Intelligence platform is the inclusion of manual labeling within its ecosystem. Currently, we target a rate of approximately 80% of underwriting decisions to be instant for transactions that run through the Doma Intelligence platform. Even if a policy is not instantly underwritten, it still benefits from other Doma Intelligence features. For instance, we target automatically processing upwards of 70% of documents and emails. Machine learning systems can ingest human-labeled data to yield increased accuracy and predictive power, resulting in a fully closed optimization system that is entirely proprietary within Doma. To power this system, we have connected the leading multi-connected data warehouse, Snowflake, to our Azure/Python machine learning environment and Looker visualization tool, synergizing human production, machine learning automation, and resilient and vibrant cloud architecture in a manner that is unlike that of most real estate technology companies.
Underwriting Insurance Services
NATIC (which has been renamed “Doma Title Insurance, Inc.” or referred to herein as “DTI”), a subsidiary of Doma, is a seasoned title insurance underwriter with a national network of independent and affiliated title insurance agents authorized to issue title insurance policies for consumers and lenders. When a property claim arises against an underwriting policy, based on the policy issued, DTI provides coverage that includes losses from defects in the title that were not discovered during the search and examination. DTI offers products and services for all real estate transaction types, operates in 39 states and the District of Columbia and holds an A’ (A Prime), unsurpassed rating by Demotech, Inc. as of December 31, 2021. DTI’s team of underwriting attorneys provide legal guidance and answers to complex title issues with a guaranteed response time of one hour.
Growth Opportunities
We are in the early stages of a multi-year business model expansion to provide services to the residential real estate market. We intend to invest in our business to advance the efficiency and quality of execution in real estate transactions through the adoption of our proprietary platform. Our growth opportunities and strategies include:
•Innovate and advance the Doma Intelligence platform. We have developed a leading machine learning platform and a strong track record of technological innovation supported by our intellectual property portfolio. We are continuously optimizing and improving our machine learning platform to deliver title insurance and transaction services to lenders and homeowners with best-in-class customer service as well as high efficiency and accuracy, all at a lower cost to homeowners. We intend to continue making significant investments in research and development and hiring top technical talent to strengthen our technical advantage in our platform’s architecture. We believe that our deep understanding of the regulatory framework and the embedded knowledge of the real estate industry in our machine learning platform will enable us to efficiently develop new offerings in current and adjacent markets, such as appraisal and home warranty, which will further differentiate us relative to our competitors.
•Drive increased usage within our existing base of partners. The value proposition of the Doma Intelligence platform is what drives wallet share expansion from our existing referral partners. We believe that our title insurance and transaction services allow our lender partners to quickly achieve improvements in efficiency that will let them process more loans with less overhead, driving meaningful profitability improvements. Consistently positive customer and referral partner satisfaction scores by our customers who have utilized Doma’s services, in addition to the lower cost which can be passed onto our customers and partners, reinforces our value to our centralized lender and local market partners. During 2021, we continued to add Enterprise partners, including lenders considered top 15 mortgage originators by volume, according to Inside Mortgage Finance.
•Drive growth by acquiring new customers and partners. We believe that all constituents involved in residential real estate transactions, including homeowners, will continue to embrace the benefits of our technology driven solutions and that the opportunity to continue growing our base of customers and referral partners, including centralized lenders, local lenders, brokers and local realtors, is substantial. To drive new growth in new customers and referral partners, we intend to continue investing in sales and marketing and believe we can achieve significant returns on customer acquisition investment in the form of increased retained premiums and fees.
•Expand our geographic footprint. As of December 31, 2021, we were licensed in 39 states and the District of Columbia for our underwriting services. Our title and escrow agency was operational in 26 states, or approximately 83% of the U.S. residential title and escrow market based on 2020 gross written premiums, with our Enterprise channel operational in all 26 states. There is a significant opportunity to grow our presence in those geographic locations and gain approval and licensure in the states where we are not currently operating. We have a dedicated internal organization that is focused on establishing the operational infrastructure and obtaining the necessary state and local licensure to enter new geographies which will allow us to grow with new and existing customers and increase our market share over time.
•Pursue strategic acquisition opportunities. We have a significant opportunity to accelerate growth through the acquisition of strategically targeted title agencies, as well as in other adjacencies in the closing experience and within the broader real estate sector. These acquisitions can drive our rapid establishment in new markets and increase our market share. Local title agencies are typically founder-owned in one or a few locations with relatively low operating margins, which we can quickly increase by migrating the transaction volume onto the Doma Intelligence platform. The rapid improvement in the margin profile of these acquisitions combined with the relatively attractive valuation multiples they command on lower earnings profiles, make them highly accretive to our earnings. As we build out the Doma Intelligence platform and enter new markets, we may also acquire new technology where a decision to “buy vs. build” generates a strong return on investment and a faster path to gaining market share.
•Enter adjacent home ownership markets. We intend to extend our addressable market beyond the title, escrow and closing market into the broader home ownership market. Our Doma Intelligence platform has been initially applied to title and escrow in our refinance transactions, but was designed for extensibility across the home-buying experience (starting in the quarter ended December 31, 2021, we began running purchase transactions on the Doma Intelligence platform). We have identified the adjacent appraisal sub-sector and the home warranty sub-sector as near-term growth opportunities and believe there are several other opportunities over the long-term, such as the loan servicing market.

Built for Market Success
We currently address the key segments of the real estate transaction market from purchase to refinance. These market segments range from the local branch level, for lenders and realtors, to the “enterprise” market segment that represent large, centralized lender operations as well as modern technology enabled brokerages.
At the Local level, loan officers and realtors refer transactions to us as they engage with prospective homebuyers and borrowers. Due to the customer service experience that we deliver, these local referral partners can generate their own network effect as they refer their colleagues and future customers to us, which creates an additional vector for compounding growth.
Customer Acquisition
Our sales and marketing approach is rooted in the competitive pricing and accelerated timeline enabled by the efficiencies gained through the Doma Intelligence platform. Unlike traditional title and escrow organizations, we embrace a go-to-market strategy that leverages digital distribution and modern, cloud-based automation. We believe this generates lower customer acquisition costs and increases conversion rates.
Sales
We generate sales through a direct approach across three high-performing distribution channels:
•Doma Enterprise. Represents partnerships with national lenders and mortgage originators that maintain centralized lending operations, such as Chase, Homepoint, PennyMac, and Wells Fargo & Company.
•Local. Encompasses a network of 103 branches across the United States as of December 31, 2021, which process both purchase and refinance transactions, originated primarily through referrals from local real estate professionals and local branch loan officers.
•Indirect Agents. Comprised of independent title and escrow agents utilizing our underwriting insurance services.
Our Doma Enterprise sales team is focused on building lasting relationships with partners that transact with high monthly customer volumes and are generally regionally agnostic. The team consists of strategically located sales professionals across the United States supported by a centralized team that interacts with these prospective customers over the phone or using video conferencing. Our sales process begins with engagement of the highest level of mortgage executives within an organization, who we typically reach through our marketing programs or our robust referral network. Our sales cycles in this distribution channel ranges from three months to a year with the duration typically dictated by the size and complexity of the potential lender’s requirements.
In our Local operation, we have a sales presence focused on acquiring customers within a certain radius of their respective local office, supplemented by online and telephone-based remote outreach efforts that, coupled with our digital marketing programs, maximize efficiency, lower the cost of acquisition and enable us to rapidly enter new markets.
Our Indirect Agent sales organization is comprised of sales professionals located across the United States. They engage with senior executive leadership at independent title and escrow agencies via traditional field sales techniques of phone calls, meetings and industry events. Strong educational content compliments the value proposition of underwriting insurance services for indirect agents.
Marketing
Our marketing programs highlight our differentiation from legacy providers involved in the real estate closing process. We leverage digital channels that allow us to continuously refine acquisition efficiency of new referral partners and our customers. These acquisition programs also drive brand awareness and an increased share of wallet per referral partner. We have also established a number of key marketing programs and initiatives to enhance market awareness including online and search engine advertising, email campaigns, industry event sponsorship, social media placements, as well as traditional media such as press. We also host a unique series of digital events with recognized industry leaders as speakers that has helped cement our position as a provider of engaging, thought-leadership content that further distinguishes us from competitors and helps us attract and retain business.
Customer Success
For centralized lenders, our customer success team ensures a white-glove experience from their initial onboarding through their entire order production lifecycle with every homeowner they engage. Through proactive monitoring of account health and implementation of best practices, this team ensures that these referral partners and our customers are achieving maximum value from the engagement. The customer success team also works to continuously educate referral partners and customers on our new product features and provides guidance on operational best practices to allow them to maximize the benefit realized from our solutions. The customer success team continuously and proactively collects feedback to ensure we are improving how we deliver and meet their needs. In partnership with direct sales, this team is instrumental in driving increased wallet share which is inextricably linked to our high levels of customer satisfaction.
Doma Service Operations
Doma offers a comprehensive service offering that caters to the needs of all constituents involved in the closing process for all transactions flowing through our Doma Intelligence platform. This approach helps ensure our referral partners – and ultimately, homeowners – have an efficient closing experience that is free of friction and frustration.
Doma Service Operations is a team focused on fulfilling strategic goals around operational efficiencies, growth, and throughput that we believe is unique in our industry. The team is, at its core, a fulfillment organization that was conceived to inform, adopt and supplement Doma technology products. The team operates with a singular focus of ensuring short and long-term success for all stakeholders involved in the real estate closing process. It is a centralized operation that we believe is the first-of-its-kind that borrows from data-centric platforms, lean fulfillment processes and practices, and the high-touch service of a local title and escrow operation – all combined into an efficient, scalable model that can flex to fit the needs of our customers.
Doma Service Operations is organized by referral partner and product type and works nationwide through a flexible and largely remote workforce. Doma Service Operations seeks to exceed industry-standard service level agreements for each transaction milestone and helps drive revenue growth by delivering fast and personal service.
Customers
Our customers are primarily prospective homeowners purchasing a new home, existing homeowners selling their home, or existing homeowners refinancing their existing mortgages. In purchase transactions, we reach homeowners primarily through real estate agents. In refinancing transactions, we reach homeowners who are refinancing their mortgages through our relationships with large, centralized lenders and mortgage originators such as Chase, PennyMac, Homepoint, and Wells Fargo & Company as well as local branch loan officers. We believe we have strong relationships with our real estate professional and lender referral partners and offer a powerful value proposition to develop new partnerships and grow wallet share with existing partners. Our value proposition for lenders and real estate professionals is driven by a platform that can reduce costs, speed up the process, increase the likelihood of closing and provide homeowners a better experience at a lower cost.
Intellectual Property
We have been building our intellectual property for a number of years and a significant part of this effort has been in the development and patenting of our transformative technology in the home title and closing areas.
We seek to obtain, maintain and protect our intellectual property by relying on a combination of federal, state and common law in the United States, as well as on contractual measures. This includes a variety of measures, such as patents, trademarks and trade secrets. We also seek to place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures, a key part of our broader risk management strategy.
We cannot provide assurances that any of our pending patent applications will issue as patents or that our issued patents, or any patents that issue from our pending patent applications, will be sufficient to protect our technology. The terms of individual issued patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. The issuance of a patent is not conclusive as to its validity and our issued patents may from time-to-time be challenged, narrowed and/or invalidated. The term of a patent, and the protection it affords, is therefore limited and we may face competition, including from other competing technologies. Failure to protect our intellectual property or proprietary rights adequately could significantly harm our competitive position, business, financial condition and results of operations. For additional information, please see the Part I, Item 1A “Risk Factors—Risks Related to Our Intellectual Property” in this Annual Report on Form 10-K (this “Annual Report”).
Competition
The traditional title and escrow market is highly concentrated by legacy players. The “big four” providers of traditional title and escrow services are Fidelity National Financial, Inc.; First American Financial Corporation; Old Republic International Corporation and Stewart Information Services Corporation.
The incumbent title and escrow service providers are larger than us and have significant competitive advantages, including increased name recognition, higher financial ratings, greater resources and additional access to capital than we currently do. Competition is based on many factors, including the reputation and experience of the title and escrow services provider, pricing and other terms and conditions, customer service, relationships with brokers and agents, size, and financial strength ratings, among other considerations.
We also compete with new market entrants such as Spruce and JetClosing who represent technology-enabled escrow agencies, and Qualia who represents a technology provider of a title processing system. We believe none of these new market entrants enjoy the breadth of services or first-mover technology advantage Doma possesses today. Further, we see software platforms like Qualia less as true or direct competitors and more as alternative solution offerings for small to mid-scale title agencies who may compete with us in regional markets.
We believe that we compare favorably across many of the key competitive factors, and have developed a proprietary technology platform that we believe will be difficult for other providers to emulate. As we expand into new lines of business and offer additional products beyond title and escrow services, we could face intense competition from companies that are already established in such markets.
Government Regulation
The extensive and complex rules and regulations that we are subject to act as a natural barrier to entry in our industry, adding another dimension to our first mover advantage. These rules and regulations, as well as licensing and examination by various federal, state and local government authorities, are designed to, among other things, protect customers (such as payment regulations, insurance regulations, state and federal real estate transaction regulations). We are also subject to state and federal laws, which require extensive disclosure to, and consents from, customers. Moreover, in many jurisdictions where we operate, there are laws regulating pricing, prohibiting discrimination and unfair, deceptive, or abusive acts or practices and imposing multiple qualification and licensing obligations on our activities. Failure to comply with any of these rules, regulations or requirements may result in, among other things, lawsuits (including class action lawsuits) or administrative enforcement actions seeking monetary damages, fines or civil monetary penalties, restitution or other payments to customers, modifications to business practices, revocation of required licenses or registrations.

The following is a summary of certain aspects of the various statutes and regulations applicable to us and our subsidiaries. This summary is not a comprehensive analysis of all applicable laws, and is qualified by reference to the full text of statutes and regulations referenced below.
State Licensing Requirements
We or one or more of our subsidiaries may need, and have obtained, one or more state licenses as a title insurance business and title agency in order to offer title insurance policies and to provide title escrow and closing services to close refinance and home sale transactions. Where we have obtained licenses, state licensing statutes may impose a variety of requirements and restrictions on us, including:
•record-keeping requirements;
•surety bond and minimum net worth requirements;
•restrictions on insurance premium and escrow pricing and fees;
•annual or biennial activity reporting and license renewal requirements;
•notification and approval requirements for changes in principal officers, directors, stock ownership or corporate control;
•restrictions on marketing and advertising;
•individual licensing requirements;
•anti-money laundering and compliance program requirements;
•data security and privacy requirements; and
•requirements for policy forms and endorsements and other customer-facing documents.
These statutes may also subject us to the examination authority of state regulators in certain cases, and we have experienced, are currently and will likely continue to be subject to and experience exams by state regulators. These examinations have and may continue to result in findings or recommendations that require us to modify our internal controls and/or business practices.
Laws and Regulation
Federal and State UDAAP Laws
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Act grants the Consumer Financial Protection Bureau (the “CFPB”) the power to enforce unfair, deceptive, or abusive acts and practices (“UDAAP”) prohibitions and to adopt UDAAP rules defining unlawful acts and practices. Additionally, provisions of the Federal Trade Commission Act (“FTC Act”) prohibit “unfair” and “deceptive” acts and practices in business or commerce and give the FTC enforcement authority to prevent and redress violations of this prohibition. Virtually all states have similar laws. Whether a particular act or practice violates these laws frequently involves a highly subjective and/or fact-specific judgment.
State Disclosure Requirements and Other Substantive Insurance Regulations
We are subject to state laws and regulations that impose requirements related to title insurance disclosures and terms, discrimination, reporting, claim handling and processing. The method, extent and substance of such regulation varies by state, but generally has its source in National Association of Insurance Commissioners (the “NAIC”) model laws and regulations that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. Moreover, the NAIC Accreditation Program requires state regulatory agencies to meet baseline standards of solvency regulation, particularly with respect to regulation of multi-state insurers. In general, such regulation is intended for the protection of those who purchase or use our insurance products, and not our stockholders. These rules have a substantial effect on our business and relate to a wide variety of matters including: insurance company licensing and examination; price setting or premium rates; trade practices; approval of policy forms; claims practices; restrictions on transactions between our subsidiaries and their affiliates, including the payment of dividends; investments; underwriting standards; advertising and marketing practices; capital adequacy; and the collection, remittance and reporting of certain taxes, licenses and fees.
The state laws and regulations that have the most significant effect on our insurance operations and financial reporting are discussed below.
The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to our stockholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an "extraordinary dividend" as defined under the state's insurance code. The amount of ordinary dividends that may be paid to us is subject to certain limitations, the amounts of which change each year. For additional information about dividends, refer to Part II, Item 5 “Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” under the heading “Dividend Policy” and Note 21 “Regulation and Statutory Financial Information,” contained in Part III, Item 8 “Financial Statements and Supplementary Data.”
We are subject to various state regulations requiring investment portfolio diversification and limiting the concentration of investments we may maintain in certain asset categories. Failure to comply with these regulations leads to the treatment of nonconforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, state regulations require us to sell certain nonconforming investments.
For public reporting, insurance companies prepare financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). However, state laws require us to calculate and report certain data according to statutory accounting rules as defined in the NAIC Accounting Practices and Procedures Manual. While not a substitute for any U.S. GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies.
State insurance laws require that insurance companies analyze the adequacy of their reserves annually. Our appointed actuaries must submit an opinion that our statutory reserves are adequate to meet policy claims-paying obligations and related expenses.
Real Estate Settlement Procedures Act
The federal Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which implements it, require certain disclosures to be made to the borrower at application, as to the lender’s good-faith estimate of loan origination costs, and at closing with respect to the real estate settlement statement; apply to certain loan servicing practices including escrow accounts, member complaints, servicing transfers, lender-placed insurance, error resolution and loss mitigation. RESPA also prohibits giving or accepting any fee, kickback or a thing of value for the referral of real estate settlement services, and giving or accepting any portion of any fee charged for rendering a real estate settlement service other than for services actually performed. For most home loans, the time of application (loan estimate) and time of loan closing disclosure requirements for RESPA and TILA have been combined into integrated disclosures under the TILA-RESPA Integrated Disclosures (“TRID”) rule.
Electronic Fund Transfer Act and NACHA Rules
The federal Electronic Fund Transfer Act (“EFTA”) and Regulation E that implements it provide guidelines and restrictions on the provision of electronic fund transfer services to consumers, and on making an electronic transfer of funds from consumers’ bank accounts. In addition, transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”). Most transfers of funds in connection with the origination and repayment of home loans are performed by electronic fund transfers, such as ACH transfers. We obtain necessary electronic authorization from borrowers for such transfers in compliance with such rules. Recently, the NACHA Board of Directors approved a change in the NACHA Operating Rules that requires ACH Originators to utilize commercially reasonable fraudulent transaction detection systems. The rule change, effective on March 19, 2021, required ACH Originators, including lenders, to perform account validation as part of their commercially reasonable fraudulent transaction detection system. This rule change required changes to our fraud detection systems associated with ACH electronic transfers that were properly implemented.
Electronic Signatures in Global & National Commerce Act/Uniform Electronic Transactions Act
The Federal Electronic Signatures in Global and National Commerce Act (“ESIGN”), and similar state laws, particularly the Uniform Electronic Transactions Act (“UETA”), authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions and to provide electronic disclosures and other electronic communications to consumers, to obtain the consumer’s consent to receive information electronically.
Privacy and Consumer Information Security
In the ordinary course of our business, we access, collect, store, use, transmit and otherwise process certain types of data, including personally identifiable information (“PII”), which subjects us to certain federal and state privacy and information security laws, rules, industry standards and regulations designed to regulate consumer information and data privacy, security and protection, and mitigate identity theft. These laws impose obligations with respect to the collection, processing, storage, disposal, use, transfer, retention and disclosure of PII, and, with limited exceptions, give consumers the right to prevent use of their PII and disclosure of it to third parties. The Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach Bliley Act”) requires us to disclose certain information sharing practices to consumers, and any subsequent changes to such practices, and provide an opportunity for consumers to opt out of certain sharing of their PII. This may limit our ability to share PII with third parties for certain purposes, such as marketing. In addition, the CFPB is expected to issue a new rule regulating the disclosure of consumer and information, which may limit our ability to receive or use PII and other consumer information and records supplied by third parties, or share information with third parties. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected individuals and government authorities in the event of a data or security breach or compromise, including when a consumer’s PII has or may have been accessed by an unauthorized person. These laws may also require us to notify relevant law enforcement, regulators or consumer reporting agencies in the event of a data breach. Some laws may also impose physical and electronic security requirements regarding the safeguarding of PII.
On January 1, 2020, the California Consumer Privacy Act (“CCPA”) took effect. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. While personal information that we process that is subject to the Gramm-Leach Bliley Act is exempt from the CCPA, the CCPA regulates other personal information that we collect and process in connection with the business. A new California ballot initiative, the California Privacy Rights Act (“CPRA”) was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Certain other state laws impose similar privacy obligations. We anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. These proposals, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Legal Proceedings
In the ordinary course of business, the Company is, or may become, involved in various pending or threatened litigation matters related to our operations, some of which may include claims for punitive or exemplary damages. For our business, customary litigation includes, but is not limited to, cases related to title and escrow claims, for which we make provisions through our loss reserves. Further, ordinary course litigation may include class action and purported class action lawsuits. We are not involved in any legal proceedings which reasonably could be expected to have a material adverse effect on our business, results of operations or financial condition. For more information, see Part I, Item 3 “Legal Proceedings” of this Annual Report.
Properties
We primarily operate through a network of leased properties, including largely office spaces. We believe our existing facilities are adequate to meet our current business requirements and that we will be able to find suitable space to accommodate any potential future expansion. Although the majority of our employees who utilize our office spaces are currently working remotely due to the COVID-19 pandemic, as of the date of this filing we still intend to occupy these locations when conditions safely permit. Our leased properties total approximately 309,551 square feet, with the most significant properties being our headquarters in San Francisco, California, our central operations in Irvine, California and our insurance underwriter’s offices in Miami, Florida.
Human Capital Resources and Talent Development
Our top priority is building a durable and diverse culture with core values that enable people to come together to do the best work of their careers. Our cultural values are designed to support, develop and inspire people to solve problems and achieve results that others are afraid to take on, ultimately unlocking the potential of the organization, driving excellence across the business and solidifying us as a top career destination where people love to work.
•We have established guiding principles to help us achieve our top priority;
•Embodying our culture and values to ensure everyone feels welcome, included and able to contribute;
•Integrating a diversity and inclusion lens into everything we do;
•Guiding team members regarding where they are and where they are going — and giving them the tools and resources to get there;
•Supporting managers to become effective people leaders;
•Taking a principled approach to providing fair, relevant and competitive compensation and benefits to a dynamic workforce with diverse needs; and
•Leveraging data to better understand the employee experience and measure our success.
Diversity and Inclusion
We are committed to implementing initiatives across our businesses to both enhance the diversity of our organization and ensure we, as One Team, have an inclusive culture where all employees feel heard, valued, respected and are encouraged to reach their full potential. Our commitment to Diversity and Inclusion is represented through a framework that rests on 3 Pillars: Workforce / Workplace / Marketplace. These three pillars not only reflect our commitment, but also our holistic approach of embedding this important work into all aspects of the company where everyone will be accountable to ensuring its success.
We are committed to implementing initiatives across our businesses to both enhance the diversity of our organization and ensure we, as One Team, have an inclusive culture where all employees feel heard, valued, respected and are encouraged to reach their full potential.

We do this by heightening our cultural competence, stimulating conversations, and providing the space for all of us to take collective steps in creating a culture of mutual respect that embraces and promotes individual differences as well as reflects the customers and communities we serve.
Further, we know that a workforce that is diverse and a workplace that is truly inclusive leads to more engaged employees, creates more effective teams and fosters greater innovation and creativity. All of this enhances the overall profitability of our company and positions us to becoming an Employer of Choice for all.
Our Diversity, Inclusion, Equity and Belonging objective is to be a company where each of us genuinely belongs, is respected and valued, and can do our best work, and where diversity and inclusion is a competitive advantage. To help achieve these goals, we will focus on attraction, retention and development at all levels. This means that we will ensure fair and transparent processes in talent assessment and hiring, performance management and career progression and retention.
As a foundation to this work, we have hired a diversity and inclusion officer to promote diversity and inclusion at Doma. We have also invested in formalizing a university internship program to ensure we are bringing in talent at all levels of the company and helping them nurture lasting careers within Doma.
We are working to create a stronger sense of inclusion and belonging for our employees in general with a lens on representation. Our recent employee survey showed that feelings of belonging are driven by many aspects of our experiences at work, which drives engagement. Engagement and belonging are fueled by having a meaningful connection to others and opportunities to grow and develop our careers. Across all of these dimensions, we are committed to building programs, systems and tools that foster greater belonging.
We have also established a range of educational programs in line with our values that reinforce our Diversity and Inclusion practices, which are required training for our entire employee base as well as future employees.
Training and Manager Excellence
We believe strongly in investing in our employees and this is a focus throughout the employee lifecycle. Great care is taken to onboard new hires and set them up for success, both in terms of a broad understanding of our mission, values, strategic point of differentiation and products, as well as role-specific learning. Additionally, we offer ongoing learnings for employees throughout the year, including quarterly company-level All Hands meetings, monthly programming on a diverse range of topics spanning general business updates to developmental topics, and other opportunities for learning from internal and external speakers.
Employee Information
As of December 31, 2021, we employed 2,049 employees, primarily located in California, Florida and Texas. None of our employees are currently represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationship with our employees to be good and have not historically experienced any work stoppages.

Item 1A. Risk Factors
In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K (this “Annual Report”), including our consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our securities (including our common stock) could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Annual Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above in this Annual Report and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Cautionary Note Regarding Forward-Looking Statements.”
Unless the context otherwise requires, references to the “company,” “Company,” “Doma,” “we,” “us,” “our” and similar terms refer to Doma Holdings, Inc. (f/k/a Capitol Investment Corp. V) and its consolidated subsidiaries. References to “Capitol” refer to our predecessor company prior to the consummation of the Business Combination. References to “Old Doma” refer to Old Doma prior to the Business Combination and to States Title Holding, Inc. (“States Title”), the wholly owned subsidiary of Doma, upon the consummation of the Business Combination.
Risks Related to Our Business and Industry
COVID-19 has adversely affected our business and could have adverse effects on our business in the future.
The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures. Such measures have included certain restrictions on travel and business operations, temporary closures of businesses, and/or quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly impacted macroeconomic activity and caused significant volatility and disruption in the financial and real estate markets. The COVID-19 pandemic has had, and continues to have, a significant impact on the national economy and the communities in which we operate. While the pandemic’s effect on the macroeconomic environment has yet to be fully determined and could continue for months or years, we expect that the pandemic and governmental programs created as a response to the pandemic, now or in the future, could affect core aspects of our business. Such effects, if they worsen or continue for a prolonged period, may have a material adverse effect on our business and results of operation.
We operate in the real estate industry and our business volumes are directly affected by market trends for mortgage refinancing transactions, existing real estate resale transactions and new real estate purchase transactions, particularly in the residential segment of the market. Our success depends on a high volume of residential and, to a lesser extent, commercial real estate transactions, throughout the markets in which we operate. This transaction volume affects all of the ways that we generate revenue, including the number of transactions our title and escrow business closes. Responses to the COVID-19 pandemic initially led to a material decline in purchase transactions. Subsequent U.S. federal stimulus measures, including interest rate reductions by the Federal Reserve, and local regulatory initiatives, such as permitting remote notarization, eventually led to a quick recovery for the real estate industry and resulted in an increase in mortgage refinancing and purchase volumes. These initiatives have also led to a greater demand for homes, higher home prices, and record low home inventories. Changes in the aforementioned economic policies and initiatives and/or existing or new limitations imposed by governmental authorities on processes and procedures attendant to real estate transactions, such as in-person showings, in-home inspections and appraisals and county recordings, negative market reactions to new measures, as well as COVID-19’s overall impacts on the U.S. economy, continue to create volatility and uncertainty in the real estate market and may in the future have a material adverse impact on our results of operations and prospects.

The COVID-19 pandemic may also affect the volume and severity of our title insurance claims in the future. As part of the federal response to the COVID-19 pandemic, the CARES Act initially allowed borrowers to request a mortgage forbearance and prevented lenders and loan service providers from foreclosing on mortgages backed by the government-sponsored enterprises (“GSE”), such as Fannie Mae or Freddie Mac, or federal mortgages. Although the federal moratorium on foreclosures of GSE-backed mortgages expired on July 31, 2021, there is uncertainty as to whether the government will revive this moratorium or offer additional relief in the future. The expiration of these foreclosure moratoriums could result in an influx of foreclosure proceedings, which could expose lenders to mortgage losses. If defaults or foreclosures are at elevated levels, there may be an influx of title insurance claims under loan policies or claims might be reported earlier than under normal conditions. A significant increase in claim volume or the severity of those claims could have an adverse effect on our results of operations and financial condition.
As a result of the pandemic, in March 2020, we transitioned to a remote working environment, with a peak of 81% of our team members working remotely as of May 2020. Although many team members have returned to the office, we believe our remote team members have transitioned well to working from home, and have not had any productivity issues to date. However, over an extended time, such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are integral to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new team members and to retain existing team members.
To the extent the COVID-19 pandemic adversely affects the Company’s business or financial condition, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Annual Report.
We have a history of net losses and could continue to incur substantial net losses in the future.
We have incurred net losses on an annual basis since our incorporation in 2016. We incurred net losses of $27.1 million, $35.1 million and $113.1 million for the years ended December 31, 2019, 2020, and 2021, respectively. As a result of these losses, we had an accumulated deficit of $44.0 million, $79.1 million and $192.2 million as of December 31, 2019, 2020 and 2021, respectively. We expect to continue to incur significant sales and marketing expenses, including digital marketing and brand advertising, research and development and other expenses as we expand our sales and marketing efforts to increase adoption of our title and escrow products, continue to expand and improve our title and escrow product offerings and enhance our customer experience. As we continue to invest in our business, we expect expenses to continue to increase in the near term. These investments may not result in increased revenue or growth in our business. If we fail to manage our losses or to grow our revenue sufficiently, our business will be seriously harmed.
In addition, as a public company, we will also incur significant additional legal, accounting and other expenses that we did not incur as a private company. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may also result in increased costs. Further, it is difficult to predict the size and growth rate of our market or demand for our title and escrow products, and success of current or potential future competitors. The net losses we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and maintain or improve our gross margins to achieve and sustain profitability. It is possible we will not achieve profitability or, even if we do achieve profitability, we may not remain profitable for any substantial period of time.
Our future growth and profitability depend in part on our ability to successfully operate in the highly competitive real estate and insurance industries.
The real estate and insurance industries are intensely competitive and are likely to remain so for the foreseeable future. Our competitors include larger and better capitalized traditional insurers with substantially longer operating histories and may in the future include one or more of a growing number of other technology companies entering the insurance industry. Some of these competitors may be more resilient to pricing competition than we are or have the resources necessary to develop competing machine intelligence technologies or reverse engineer certain aspects of our technology, which could adversely affect our prospects.
Even though consumers have a legal right to select their own settlement service vendors and title insurance providers, consumers generally rely on referrals from real estate agents, lenders, developers and attorneys when selecting their settlement services vendors and title insurance providers. There is a great deal of competition among settlement service vendors and title insurance providers for these sources of transactions. We source a significant number of our customer transactions through our Doma Enterprise partners and third-party title agents (“Third-Party Agent(s)”). We rely on our go-to-market team to attract, develop and retain these Doma Enterprise partnerships and Third-Party Agents. However, our title and escrow business and proprietary data science and machine intelligence algorithms are still nascent compared to the established business models and title and escrow practices of the well-established incumbents in the title insurance industry. For example, the top four title insurance companies in 2020 accounted for about 81% of industry-wide premium volume. These competitors rely on their well-established national brands, reputation and experience, size, financial strength and ratings. This competition could adversely affect demand for our products, reduce our market share and growth prospects, and potentially reduce our profitability. We may also be unable to attract and retain the business development talent necessary to compete with the well-established brands, regional underwriters and new entrants into the title and escrow industry.
Our future growth will depend in large part on our ability to grow our title and escrow business using our patented technology and machine intelligence-driven title and escrow processes to disrupt the way title underwriting has traditionally been conducted and sold. However, due to the competitive nature of the real estate and insurance industries, there can be no assurance that we will continue to compete effectively within our industries, or that competitive pressures will not have a material effect on our business, results of operations or financial condition.
Our success and ability to grow our business depend on retaining and expanding our Doma Enterprise partner base. If we fail to add new Doma Enterprise partners or retain current Doma Enterprise partners, our business, revenue, operating results and financial condition could be harmed.
We acquire a significant amount of our order volume through our Doma Enterprise partners. Our success and ability to grow our title and escrow business depend on retaining and expanding our Doma Enterprise partner base. We must retain and expand our relationships with Doma Enterprise partners to significantly expand our order volumes, allow for future product offerings, achieve benefits of scale, and enhance the quantity and quality of proprietary data on which our machine intelligence technology’s capability is based.
Our Doma Enterprise partnership agreements do not contain exclusivity provisions that would prevent such Doma Enterprise partners from providing leads to competing companies. In addition, the agreements governing these Doma Enterprise partnerships contain termination provisions that allow the partner to terminate the agreement early without cause. If one or more of these significant Doma Enterprise partners terminate our relationship or reduce the number of leads provided to us, without some growth offset with other Doma Enterprise partners, our business would be harmed. Our failure to retain any of our existing Doma Enterprise partner relationships, either due to the expiration of their agreements or as a result of their exercise of early termination rights or otherwise, could have a material adverse effect on our results of operations (including growth rates) and financial condition, to the extent we do not acquire new Doma Enterprise partners of similar size and profitability or otherwise grow our business. There can be no assurance that these Doma Enterprise partners will not terminate our relationship with them or continue referring business to us in the future.
The competition for new Doma Enterprise partners is also significant, and we may be unsuccessful in our attempts to expand our Doma Enterprise partner base, which could adversely affect our ability to grow. Moreover, the acquisition of a substantial number of new Doma Enterprise partners will require additional staffing and investment in customer acquisition. Our ability to obtain and retain Doma Enterprise relationships depends on our ability to strengthen our reputation and brand, provide superior customer experiences, and maintain our competitive pricing. Additionally, some multi-state lenders may be reluctant to partner with us if they have long-established relationships with larger, traditional title insurers, whom they may perceive to offer reliability given their size, financial resources, and longevity.
Our success depends to a significant extent on the timely rollout of our machine intelligence technology across our centralized operations and branch footprint.
On January 7, 2019, we acquired from the Lennar Corporation (“Lennar”), its subsidiary, NATIC (which has been renamed “Doma Title Insurance, Inc.” or referred to herein as “DTI”), a major national underwriter, and a significant volume portfolio of national retail operations under the North American Title Company brand (which is being rebranded as Doma Insurance Agency in its related markets) (collectively, the “Acquired Business”) (the “North American Title Acquisition”). Since the North American Title Acquisition, we have continued to invest in the development and rollout of our machine intelligence platform, Doma Intelligence, and have implemented several initiatives to realign the operations of the Acquired Business. We have begun to transform the Acquired Business’s retail agency operations, including streamlining our physical branch footprint and rationalizing branch back-office functions into a common corporate function, implemented a common production platform across all of our branches, and implemented our machine intelligence technology in parts of our North American Title local operations. We continue to invest substantially in our machine intelligence technology, and our success depends to a significant extent on the timely rollout of our machine intelligence technology across our centralized operations and branch footprint. Our success also depends on our ability to expand the use of our machine intelligence technology beyond refinance transactions and into purchase transactions (starting in the quarter ended December 31, 2021, we began running purchase transactions on the Doma Intelligence platform). Significant delays to our planned expansion of the Doma Intelligence platform, which could occur due to, among other reasons, technology implementation delays at individual local branches, availability of title and property data in certain areas, inability to hire or train adequate service personnel, or regulatory requirements, could have a material adverse impact on our results of operations and growth prospects, including our margin growth and ability to realize significant cost savings over time as manual processes are replaced with our data science-driven approach to title and escrow services.
We have a limited operating history and a novel business model. This makes it difficult to evaluate our current business performance and growth prospects.
We have a limited operating history. Since we launched the Doma Intelligence platform in February 2018, we have experienced rapid growth, which makes it difficult to evaluate our current business performance or future prospects. Our historical results may not be indicative of, or comparable to, our future results. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, business, financial condition and results of operations.
In addition, as our business model of using machine intelligence technology to enable seamless real estate closings is novel, we have limited data to validate key aspects of our business model, such as the use of our proprietary data science and machine intelligence algorithms. It may take many years for title insurance claims to arise, and insufficient time has passed since the launch of the Doma Intelligence platform and its use at scale to have observed claims activity to validate the performance of the model. We cannot provide any assurance that the early claims data that we collect will provide useful measures for evaluating the Doma Intelligence platform and our automation capabilities, and determining reserve and reinsurance requirements. Limited claims history could result in our not setting aside adequate reserves and/or maintaining sufficient reinsurance, which may adversely affect our ability to write future title insurance policies, resulting in the assumption of more risk with respect to those policies or an increase in our capital requirements.
Our brand may not become as widely known or accepted as incumbents’ brands or our brand may become tarnished.
Many of our competitors in the real estate and title insurance industries have brands that are well recognized. As a relatively new entrant into the title and escrow market, we have spent, and expect that we will for the foreseeable future continue to spend, considerable amounts of money and other resources on creating brand awareness and building our reputation. We may not be able to build brand awareness to levels matching our competitors, and our efforts at building, maintaining and enhancing our reputation could fail and/or may not be cost-effective. Complaints or negative publicity about our business practices, our marketing and advertising campaigns (including marketing affiliations or partnerships), our compliance with applicable laws and regulations, the integrity of the data that we provide to customers and partners, data privacy and security issues, and other aspects of our business, whether real or perceived, could diminish confidence in our brand, which could adversely affect our reputation and business. As we expand our product offerings and enter new markets, we will need to establish our reputation with current and prospective homeowners, lenders, title agents and real estate professionals, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost-effective. If we are unable to maintain or enhance our reputation or enhance consumer awareness of our brand in a cost-effective manner, our business, results of operations and financial condition could be materially adversely affected.
We may not be able to manage our growth effectively.
We have experienced substantial growth in our operations, and we expect to experience continued substantial growth in our business. Our rapid growth has placed and may continue to place significant demands on management and our operational and financial resources. We have hired and expect to continue hiring additional personnel to support our rapid growth. Our organizational structure is becoming more complex as we add staff, and we will need to enhance our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and focus on the title and escrow experience for current and prospective homeowners, lenders, title agents and real estate professionals. If we cannot manage our growth effectively to maintain the quality and efficiency of our customer experience as well as the cost-effectiveness of our products, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.
If we are unable to expand our product offerings, our prospects for future growth may be adversely affected.
We are, and intend in the future to continue, investing significant resources in developing new, and enhancing existing, product offerings, including an expansion of the use of our machine intelligence underwriting approach to the residential purchase market. Our ability to attract and retain customers and partners and therefore increase our revenue depends on our ability to successfully expand our product offerings. New initiatives and product offerings are inherently risky, as they involve unproven business strategies and new products and services with which we may have limited or no prior development or operating experience. Risks from our innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes, the misapplication of technologies, the reliance on data that may prove inadequate, and the failure to meet customer and partner expectations, among others. Failure to accurately predict demand or growth with respect to new or enhanced products in which we invest could have an adverse impact on our business, and there is always risk that these new products and services will be unprofitable, will increase our costs or will decrease our operating margins or take longer than anticipated to achieve target margins. Further, our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from our existing business. Moreover, insurance regulation applicable to new products or product enhancements could limit our ability to introduce new product offerings, and required regulatory approvals could delay product introductions. As a result of these risks, we could invest significant amounts of capital or other resources in product offerings that are unsuccessful, experience reputational damage or other adverse effects, which could be material. Additionally, we can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services. Our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products and services. If we are unable to offer new or enhanced products by continuing to innovate and improve on our technology, we may be unable to successfully compete with other companies that are currently in, or that may enter, our industry, we may not be able to realize the expected benefits of our investments, and our reputation and future growth could be materially adversely affected.
Acquisitions or investments could disrupt our business and harm our financial condition.
We regularly review and assess strategic alternatives in the ordinary course of our business, including potential acquisitions or investments, and, from time to time, we are in active discussions regarding potential acquisitions and investments. In 2019, we completed the North American Title Acquisition, and we expect to pursue additional acquisitions or investments that we believe will help us achieve our strategic objectives. There is no assurance that such acquisitions or investments will perform as expected or will be successfully integrated into our business or generate substantial revenue, and we may overestimate cash flow, underestimate costs or fail to understand the risks related to any investment or acquired business. The process of acquiring a business, product or technology can also cause us to incur various expenses and create unforeseen operating difficulties, expenditures and other challenges, whether or not those acquisitions are consummated, such as:
•intense competition for suitable acquisition targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•inadequacy of reserves for losses and loss adjustment expenses;
•failure or material delay in closing a transaction, including as a result of regulatory review and approvals;
•regulatory conditions attached to the approval of the acquisition and other regulatory hurdles;
•a need for additional capital that was not anticipated at the time of the acquisition;
•anticipated benefits not materializing or being lower than anticipated;

•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•transition of the acquired company’s customers or suppliers;
•difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company;
•retention of employees or business partners of an acquired company;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•coordination of product development and sales and marketing functions;
•theft of our trade secrets or confidential information that we share with potential acquisition candidates;
•risk that an acquired company or investment in new offerings cannibalizes a portion of our existing business;
•adverse market reaction to an acquisition;
•liability for activities of the acquired company before the acquisition, including intellectual property infringement and misappropriation claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.
If we are unable to address these difficulties and challenges or other problems encountered in connection with prior or any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment and we might incur unanticipated liabilities or otherwise suffer harm to our business.
To the extent that we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could seriously harm our business.
Our product development cycles are complex, and we may incur significant expenses before we generate revenues and efficiencies, if any, from new products.
Because our products are highly technical and require rigorous testing, development cycles can be complex. Moreover, development projects can be technically challenging and expensive, and may be delayed or defeated by the inability to obtain the necessary licensing or other regulatory approvals. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development, and the time we generate revenues and efficiencies, if any, from such expenses. If we expend a significant amount of resources on research and development, and our efforts do not lead to the successful introduction or improvement of products that are competitive in the marketplace, this could materially and adversely affect our business and results of operations. Additionally, anticipated demand from customers and partners for a product we are developing could decrease after the development cycle has commenced. Such decreased demand from customers and partners may cause us to fall short of our sales targets, and we may nonetheless be unable to avoid substantial costs associated with the product’s development. If we are unable to complete product development cycles successfully and in a timely fashion and generate revenues and efficiencies from such future products, the growth of our business may be harmed.

Adverse changes in economic conditions, especially those affecting the levels of real estate and mortgage activity, may reduce our revenues.
Our financial condition and results of operations are affected by changes in economic conditions, particularly mortgage interest rates, credit availability, real estate prices and consumer confidence. Our revenues and earnings have fluctuated in the past due to the cyclical nature of the housing industry and we expect them to fluctuate in the future.
The demand for our title and escrow offerings is dependent primarily on the volume of residential real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, availability of financing and the overall state of the economy. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the real estate and title insurance industries tend to experience decreased revenues and earnings.
Our revenues and results of operations have been and may in the future be adversely affected by a decline in affordable real estate, real estate activity or the availability of financing alternatives. In addition, weakness or adverse changes in the level of real estate activity could have a material adverse effect on our consolidated financial condition or results of operations.
Historically, the demand for products offered through our Doma Intelligence platform has been driven by mortgage refinancing activity (starting in the quarter ended December 31, 2021, we began running purchase transactions on our Doma Intelligence platform), which has improved as a result of lower interest rates. If interest rates in the United States rise as has been projected by the Mortgage Bankers Association, or general mortgage activity decreases for any other reason, it is likely that mortgage activity will decline, which would negatively impact our business. If we do not further expand our customer and partner base, increase wallet share with existing partners, or improve market share of purchase transactions, we may experience lower transaction volume than our historical volume or expectations during periods of lower mortgage activity.
We expect several factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
Our revenue and results of operations could vary significantly from quarter to quarter and year to year, and may fail to match periodic expectations as a result of a variety of factors, many of which are outside of our control. Our results may vary from period to period as a result of fluctuations in the number of real estate transactions we handle, as well as fluctuations in the timing and amount of our expenses. In addition, the insurance industry is subject to its own cyclical trends and uncertainties, including fluctuating interest rates and real estate prices. Fluctuations and variability across the industry may also affect our revenue. As a result, comparing our results of operations on a period-to-period basis may not be meaningful, and the results of any one period should not be relied on as an indication of future performance. Our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price. In addition to other risk factors discussed in this section and elsewhere in this Annual Report, factors that may contribute to the variability of our quarterly and annual results include:
•our ability to attract new customers and partners, and retain existing customers and partners, including in a cost-effective manner;
•our ability to accurately forecast revenue and losses, and appropriately plan our expenses;
•the effects of changes in search engine placement and prominence;
•the effects of increased competition on our business;
•our ability to successfully maintain our position in and expand in existing markets as well as successfully enter new markets;
•our ability to protect our existing intellectual property and to create new intellectual property;
•our ability to maintain an adequate rate of growth and effectively manage that growth;
•the length and unpredictability of our sales cycle;

•our ability to keep pace with technology changes in the title insurance industry;
•the success of our sales, marketing and customer service efforts;
•costs associated with defending claims, including title claims, intellectual property infringement claims, misclassifications and related judgments or settlements;
•the impact of, and changes in, governmental or other regulation affecting our business;
•changes in the economy generally (including due to COVID-19), which could impact the industries in which we operate;
•the attraction and retention of qualified employees and key personnel;
•our ability to choose and effectively manage third-party service providers;
•our ability to identify and engage in joint ventures and strategic partnerships;
•the effectiveness of our internal controls; and
•changes in our tax rates or exposure to additional tax liabilities.
The historical financial results of Old Doma included elsewhere in this Annual Report may not be indicative of what our actual financial position or results of operations would have been as a standalone public company or those we will achieve in the future.
The historical financial results of Old Doma included in this Annual Report may not reflect the financial condition, results of operations or cash flows Old Doma would have achieved as a standalone public company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors: (i) we will incur additional ongoing costs as a result of the Business Combination, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); and (ii) our capital structure is different from that reflected in Old Doma’s historical financial statements. Our financial condition and future results of operations could be materially different from amounts reflected in Old Doma’s historical financial statements included elsewhere in this Annual Report, so it may be difficult for investors to compare our future results to historical results or to evaluate Old Doma’s relative performance or trends in its business.
We may require additional capital to support business growth or to satisfy our regulatory capital and surplus requirements, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products and services, satisfy our regulatory capital and surplus requirements, cover losses, improve our operating infrastructure or acquire complementary businesses and technologies. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future, as we continue to invest in the deployment of the Doma Intelligence platform and expand our footprint in local markets and into new geographies. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability, regulatory requirements, market disruptions and other developments. If our present capital and surplus is insufficient to meet our current or future operating requirements, including regulatory capital and surplus requirements, or to cover losses, we may need to raise additional funds through equity or debt financings or curtail our product development activities or other growth initiatives.
Historically, we have funded our operations, marketing expenditures and capital expenditures primarily through debt and equity issuances. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance, and the condition of the capital markets at the time we seek financing. We cannot be certain that additional financing will be available to us on favorable terms, or at all.
If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and existing stockholders may experience dilution. Any debt financing secured by us in the future could require that a substantial portion of our operating cash flow be devoted to the payment of interest and principal on such indebtedness, which may decrease available funds for other business activities, and could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Moreover, as the holding company of insurance subsidiary, we are subject to extensive laws and regulations in every jurisdiction in which we conduct business, and any issuances of equity or convertible debt securities to secure additional funds may be impeded by regulatory approvals or requirements imposed by such regulatory authorities if such issuances were deemed to result in a person acquiring “control” of our company under applicable insurance laws and regulations. Such regulatory requirements may require potential investors to disclose their organizational structure and detailed financial statements as well as require managing partners, directors and/or senior officers to submit biographical affidavits, which may deter investments in our company.
If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth, maintain minimum amounts of risk-based capital and to respond to business challenges could be significantly limited, and our business, results of operations and financial condition could be adversely affected.
We collect, process, store, share, disclose and use consumer information and other data and are subject to stringent and changing privacy laws, regulations and standards, policies and contractual obligations. Our actual or perceived failure to protect such information and data, respect consumers’ privacy or comply with data privacy and security laws and regulations and our policies and contractual obligations could damage our reputation and brand and harm our business and operating results.
Use of technology to offer title and escrow products involves the storage and transmission of information, including personal information, in relation to our staff, contractors, business partners and current, past or potential customers. We have legal and contractual obligations regarding confidentiality and the protection and appropriate use of personally identifiable and other proprietary or confidential information. Data privacy has become a significant issue in the United States and around the world. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the processing, collection, use, storage and disclosure of personal information and breach notification procedures. We are also required to comply with laws, rules and regulations, as well as contractual obligations, relating to data security. Interpretation of these laws, rules and regulations and their application to our platform in applicable jurisdictions is ongoing and cannot be fully determined at this time.
We are subject to numerous and constantly evolving privacy laws and regulations. Certain of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act, along with its implementing regulations, which restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices, provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information and imposes requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. On October 24, 2017, the National Association of Insurance Commissioners (“NAIC”) adopted its Insurance Data Security Model Law, or the Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, Indiana, Louisiana, Michigan, Mississippi, New Hampshire, Ohio, South Carolina and Virginia have adopted versions of the Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the Insurance Data Security Model Law in the future. The New York Department of Financial Services has promulgated its own Cybersecurity Requirements for Financial Services Companies that is not based upon the Insurance Data Security Model Law, and requires insurance companies to establish and maintain a cybersecurity program, and implement and maintain cybersecurity policies and procedures with specific requirements. In addition, the California Financial Information Privacy Act further regulates how California consumers’ nonpublic personal information is shared and includes certain more stringent obligations than the Gramm-Leach-Bliley Act.
On June 28, 2018, California enacted a new privacy law known as the California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020. The CCPA increases privacy rights for California residents, and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA creates new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information, and receive detailed information about how their personal information is used. The law exempts from certain requirements of the CCPA certain information that is collected, processed, sold, or disclosed pursuant to the California Financial Information Privacy Act or the federal Gramm-Leach-Bliley Act. The definition of “personal information” in the CCPA is broad and may encompass other information that we maintain beyond that excluded under the Gramm-Leach-Bliley Act or the California Financial Information Privacy Act exemption. Further, the CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. In addition, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Moreover, the California Privacy Rights Act (“CPRA”) was approved by California voters in November 2020 and will further modify and expand the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. We may be required to expend significant time and financial resources to evaluate our practices for compliance with CPRA. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, and multiple states have enacted, or are expected to enact, similar laws. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted. The effects of the CCPA and CPRA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies, and to incur substantial costs and potential liability in an effort to comply with such legislation.
Complying with privacy and data protection laws and regulations may cause us to incur substantial operational costs or require us to change our business practices. Although we take steps to comply with financial industry cybersecurity regulations and other data security laws such as the CCPA and believe we are materially compliant with their requirements, our failure to comply with new or existing cybersecurity regulations could result in material regulatory actions and other penalties. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our platform, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business, results of operations and financial condition.
Additionally, we are subject to the terms of our privacy policies and privacy-related obligations to third parties. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and could cause consumers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding privacy, data protection (in particular those that impact the use of machine intelligence) and cross-border transfers of consumer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. For example, our use of certain vendors outside of the United States to perform services on our platform could subject us to additional data protection regimes and increased risk of noncompliance. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put personal information at risk, which may result in increased regulatory scrutiny and have a material adverse effect to our reputation, business and operating results.
If the security of the personal information that we (or our vendors) collect, store or process is compromised or is otherwise accessed without authorization, or if we fail to comply with our commitments and assurances regarding the privacy and security of such information, our reputation may be harmed and we may be exposed to significant liability and loss of business.
Cyberattacks and other malicious internet-based activity continue to increase. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state-supported actors now engage in attacks (including advanced persistent threat intrusions). On July 18, 2021, Cloudstar, a provider of technology solutions to the title insurance industry, reported a successful ransomware attack on its systems. While this attack did not have any impact on our systems and had no material impact on our business or operations, it may indicate the specific targeting of the real estate settlement services industry. We may experience an increased risk of cyberattacks to the extent any such targeting exists and continues. We cannot guarantee that our or our vendors’ security measures will be sufficient to protect against unauthorized access to or other compromise of personal information. The techniques used to sabotage or to obtain unauthorized access to our or our vendors’ technology, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we or our vendors may be unable to implement adequate preventative measures or stop security breaches while they are occurring. The security measures that we have integrated into our technology, systems, networks and physical facilities, and any such measures implemented by our vendors, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss.
Security breaches, including by hackers or insiders, could expose personal or confidential information, which could result in potential regulatory investigations, fines, penalties, compliance orders, liability, litigation and remediation costs, as well as reputational harm, any of which could materially adversely affect our business and financial results. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, technology, systems, networks and/or physical facilities utilized by our vendors. For example, unauthorized parties could steal or access our users’ names, email addresses, physical addresses, phone numbers and other information that we collect when providing our title and escrow products such as bank account or other payment information. Further, outside parties may attempt to fraudulently induce employees or consumers to disclose sensitive information in order to gain access to our information or consumers’ information. Any of these incidents, or any other types of security or privacy-related incidents, could result in an investigation by a competent regulator, resulting in a fine or penalty, or an order to implement specific compliance measures. It could also trigger claims by affected third parties. While we use encryption and authentication technology licensed from third parties designed to effect secure transmission of such information, we cannot guarantee the security of the transfer and storage of personal or other confidential information. Any or all of the issues above could adversely affect our ability to attract or retain customers or partners, or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, resulting in a material adverse effect to our business, results of operations and financial condition.
We are required to comply with laws, rules and regulations as well as contractual obligations that require us to maintain the security of personal information. We have contractual and legal obligations to notify relevant stakeholders of security breaches. We operate in an industry prone to cyberattacks. We have previously and may in the future become the target of cyberattacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. Failure to prevent or mitigate cyberattacks could result in the unauthorized access to personal information. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers or partners to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach of any of our vendors that process personal information of our customers may pose similar risks.
A security breach may cause us to breach customer or partner contracts. Our agreements with certain customers or partners may require us to use industry-standard or reasonable measures to safeguard personal information. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard personal information. A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers or partners could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages, and in some cases our agreements with customers or partners do not limit our remediation costs or liability with respect to data breaches.
Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our technology, systems, networks or physical facilities, or those of our vendors, could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and/or technology capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of personal information was disrupted, we could incur significant liability, or our technology, systems or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
We may not have adequate insurance coverage. The successful assertion of one or more large claims against us that exceed our available insurance coverage, or result in changes to our insurance policies (including premium increases or the imposition of large deductible or coinsurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business or cause legal or reputational harm .
We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications and data centers, as well as those of certain third parties and affiliates. Our platform and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must be able to facilitate a title and escrow experience that equals or exceeds the experience provided by our competitors. We have or may in the future experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, team member misconduct, human error, computer hackers, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, health pandemics and other similar events, and our disaster recovery planning may not be sufficient for all situations. This is especially applicable in the current response to the COVID-19 pandemic and the shift we have experienced in having most of our team members work from their homes, as our team members access our secure networks through their home networks. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruption could interrupt or delay our ability to provide services to our Enterprise partners, Third-Party Agents and consumers, and could also impair the ability of third parties to provide critical services to us.
Additionally, the technology and other controls and processes we have created to help us identify misrepresented information in our title and escrow operations were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may not have detected, and may fail in the future to detect, all misrepresented information in our title and escrow operations. If our operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in customer and partner dissatisfaction and damage to our reputation and brand and material adverse impacts on our business. We do not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems disruptions, failures and similar events.
Our title and escrow business relies on data from consumers and unaffiliated third parties, the unavailability or inaccuracy of which could limit the functionality of our products.
We use data, technology and intellectual property from consumers and unaffiliated third parties in certain of our products, including the data used by the machine learning algorithms in the Doma Intelligence platform, and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party data, technology and intellectual property could result in errors that could harm our brand and business. In addition, licensed data, technology and intellectual property may not continue to be available on commercially reasonable terms, or at all.
Further, although we believe that there are currently adequate replacements for the third-party data, technology and intellectual property we presently use, the loss of our right to use any of this data, technology and intellectual property could result in delays in producing or delivering affected products until equivalent data, technology or intellectual property is identified, licensed or otherwise procured, and integrated.
Our business would be disrupted if any data, technology and intellectual property we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required either to attempt to redesign our products to function with data, technology and intellectual property available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in product sales and the release of new product offerings. Alternatively, we might be forced to limit the features available in affected products. Any of these results could harm our business, results of operations and financial condition.
Our success depends upon the real estate and title insurance industries continuing to adopt new products at their current pace and the continued growth and acceptance of data science and machine intelligence-driven products and services as effective alternatives to traditional manual products and services.
We provide our title and escrow products through our platform that competes with traditional manual counterparts. We believe that the continued growth and acceptance of instant experiences generally will depend, to a large extent, on the continued growth in commercial use of the internet and the continued migration of traditional offline markets and industries online.
The title and escrow process may not migrate to new technologies as quickly as (or at the levels that) we expect, and existing or future federal and state laws may prevent us from offering certain of our title and escrow products. For example, although a majority of states have enacted permanent remote online notarization, and others have issued emergency measures in response to COVID-19, states such as California do not allow remote notarization, and others may not enact permanent authorization for remote notarization, which may impact our ability to introduce our products in certain markets.
Furthermore, although consumers have a legal right to select their own title insurance provider, as well as all of their settlement service vendors, consumers regularly use the providers recommended by their advisor, which may be their real estate agent, loan officer or attorney. If consumer awareness of their right to select their own title insurance provider or settlement service vendors and/or if demand for online title and escrow products does not increase, our business, results of operations and financial condition could be adversely affected.
Moreover, if, for any reason, an unfavorable perception develops that data automation, machine intelligence and/or bots are less efficacious than in-person closings or traditional offline methods of preparing closing disclosures, purchasing title insurance, underwriting, claims processing, and other functions that use data automation, machine intelligence and/or bots, our business, results of operations and financial condition could be adversely affected.
Our proprietary data science and machine intelligence algorithms may not operate properly or as we expect them to, which may expose us to adverse financial, business or reputational impacts. Moreover, our proprietary machine intelligence algorithms may lead to unintentional bias and discrimination.
We use proprietary data science and machine intelligence algorithms in a variety of ways. For example, our Doma Intelligence platform uses data science and machine intelligence algorithms when determining whether to underwrite a real estate transaction and when preparing a closing disclosure. The failure of any of these algorithms to function effectively may expose us to adverse financial, business, or reputational impacts.
The continuous development, maintenance and operation of our data analytics engine is expensive and complex, and may involve unforeseen difficulties including material performance problems or undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary machine intelligence algorithms from operating properly. These deficiencies could undermine the decisions, predictions or analysis our data science and machine intelligence algorithms produce, which could subject us to competitive harm, legal or regulatory liability and brand or reputational harm. As a result of any actual or perceived deficiency with our proprietary data science and machine intelligence algorithms, we could lose any of our Doma Enterprise partners through which we generate a meaningful amount of business. Additionally, our proprietary machine intelligence algorithms may lead to unintentional bias and discrimination in the underwriting process, which could subject us to competitive harm, legal or regulatory liability and brand or reputational harm.
Beginning in the quarter ended December 31, 2021, we expanded the use of our data science and machine intelligence algorithms from use in underwriting title insurance policies for residential real estate refinancing transactions, to use in underwriting title insurance policies for residential purchase transactions. While we follow best practices in data science and machine intelligence development, purchase transactions have different risks than refinancing transactions do, and we may experience unexpected performance that could subject us to increased claims, adverse changes in revenue and profitability, and reduced business growth.
Any of these eventualities could result in a material and adverse effect on our business, results of operations and financial condition.

We rely extensively on models in managing many aspects of our business, and if they are not accurate or are misinterpreted, it could have a material adverse effect on our business and results of operations.
We rely extensively on models in managing many aspects of our business, including title insurance underwriting, fee balancing, document quality control, customer communications handling, liquidity and capital planning (including stress testing), and reserving. The models may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including failures to update assumptions appropriately or in a timely manner). Our assumptions may be inaccurate for many reasons, including that they often involve matters that are inherently difficult to predict and beyond our control (e.g., macroeconomic conditions and their impact on Enterprise partner, Third-Party Agent and consumer behaviors and the ratio of title insurance claims to premiums collected), and they often involve complex interactions between several dependent and independent variables, factors and other assumptions. For example, while our ratio of claims paid to premiums collected for transactions running through the Doma Intelligence platform has been less than 1% to date, we expect that as our claims history increases, such ratio will be in the low single digits to high single digits for refinance and purchase transactions, based on, among other things, the state of the U.S. macroeconomy during any given period. The errors or inaccuracies in our models may be material, and could lead us to make wrong or sub-optimal decisions in managing our business, and this could have a material adverse effect on our business, results of operations and financial condition.
We must comply with extensive government regulations. These regulations could adversely affect our ability to increase our revenues and operating results.
We must comply with extensive federal and state government laws and regulations. We are also subject to various licensing requirements by individual state insurance departments and other regulators in the states in which we transact business. These laws, regulations and license requirements are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, increased required reserves or capital and surplus, and additional limits on our ability to grow or to achieve targeted profitability. Regulations to which we are subject include, but are not limited to:
•prior approval of transactions resulting in a change of “control”;
•approval of policy forms and premiums;
•restrictions on the sharing of insurance commissions and payment of referral fees;
•privacy regulation and data security;
•regulation of corporate governance and risk management;
•periodic examinations of operations, finances, market conduct and claims practices; and required periodic financial reporting;
•statutory and risk-based capital solvency requirements, including the minimum capital and surplus our insurance subsidiary must maintain;
•establishing minimum reserves that insurance carriers like our insurance subsidiary must hold to pay projected insurance claims;
•required participation by our regulated insurance subsidiary in state guaranty funds;
•restrictions on the type and concentration of our insurance subsidiary’s investments;
•restrictions on the advertising and marketing of insurance by our insurance subsidiary;
•restrictions on the adjustment and settlement of insurance claims by our insurance subsidiary;
•restrictions on our insurance subsidiary’s use of rebates to induce a policyholder to purchase insurance;
•restrictions on our insurance subsidiary’s sale, solicitation and negotiation of insurance;
•prohibitions on the underwriting of insurance on the basis of race, sex, religion and other protected classes;
•restrictions on the ability of our insurance subsidiary to pay dividends to us or enter into certain related party transactions without prior regulatory approval; and

•rules requiring our insurance subsidiary’s maintenance of statutory deposits for the benefit of policyholders.
Our ability to retain state licenses depends on our ability to meet licensing requirements established by the NAIC and adopted by each state, subject to variations across states. If we are unable to satisfy the applicable licensing requirements of any particular state, we could lose our license to do business in that state, which would result in the temporary or permanent cessation of our operations in that state. Alternatively, if we are unable to satisfy applicable state licensing requirements, we may be subject to additional regulatory oversight, have our license suspended, or be subject to the seizure of assets. Any such event could adversely affect our business, results of operations or financial condition.
Also, given our short operating history to date and rapid rate of growth, we are vulnerable to regulators identifying errors in certain of our operations, including those related to rates and fees charged to consumers, correct and timely policy issuance, and accurate and secure disbursement of funds. As a result of such noncompliance, regulators could impose fines, rebates or other penalties, including cease-and-desist orders with respect to our operations in an individual state, or all states, until the identified noncompliance is rectified.
In addition, several states have adopted legislation prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance as well as unfair claims practices. Prohibited practices include, but are not limited to, misrepresentations, false advertising, coercion, disparaging other insurers, unfair claims settlement procedures, and discrimination in the business of insurance. Noncompliance with any of such state statutes may subject us to regulatory action by the relevant state insurance regulator, and possibly private litigation. States also regulate various aspects of the contractual relationships between insurers and Third-Party Agents.
Although state insurance regulators have primary responsibility for administering and enforcing insurance regulations in the United States, such laws and regulations are further administered and enforced by several additional governmental authorities, each of which exercises a degree of interpretive latitude, including state securities administrators, state attorney generals as well as federal agencies including the Federal Reserve Board, the Federal Insurance Office and the U.S. Department of Justice. Consequently, compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information. Failure to comply with federal requirements could subject us to regulatory fines and other sanctions.
In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue or the scope of a regulator’s authority may change over time to our detriment. There is also a risk that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective. This would necessitate changes to our practices that may adversely impact our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. State insurance laws and regulations are generally intended to protect the interests of purchasers or users of insurance products, rather than the holders of securities that we issue. For example, state insurance laws are generally prescriptive with respect to the content and timeliness of notices we must provide policyholders. Failure to comply with state insurance laws and regulations could have a material adverse effect on our business, operating results and financial condition. As another example, the federal government could pass a law expanding its authority to regulate the insurance industry, which could expand federal regulation over our business to our detriment. These laws and regulations may limit our ability to grow, to raise additional capital or to improve the profitability of our business.
Litigation and legal proceedings filed by or against us and our subsidiaries could have a material adverse effect on our business, results of operations and financial condition.
From time to time, we are subject to allegations, and may be party to litigation and legal proceedings relating to our business operations. Litigation and other proceedings may include complaints from or litigation by customers or reinsurers related to alleged breaches of contract or otherwise. We expect that as our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively.

As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our title insurance policies as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with consumers, members of the insurance industry are periodically the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including sale of insurance and claim settlement practices. In addition, because we employ a technology platform that collects consumer data, it is possible customers or consumer groups could bring individual or class action claims alleging our methods of collecting data and pricing risk are impermissibly discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend, and may divert management’s attention and resources away from our business and adversely affect our business, results of operations and financial condition. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could also adversely affect our brand and reputation, regardless of whether such allegations have merit or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation, and other proceedings may harm our business and financial condition.
In March 2021, we received notice that our subsidiary, North American Title Company, Inc., was named a defendant in a legacy ongoing class action lawsuit styled “Carolyn Cortina, et al. v. North American Title Company, et al” (the “Cortina Litigation”) pending against Lennar Title Group, LLC (formerly known as CalAtlantic Title Group, LLC, and before that as North American Title Group, LLC) (“Lennar Title”) and certain of its subsidiaries, entities wholly owned indirectly by Lennar that were not acquired by us in the North American Title acquisition. We further learned that a proposed judgment in the principal amount of approximately $20.4 million and prejudgment interest of approximately $20.4 million against North American Title Company, Inc. and Lennar Title and certain of its subsidiaries is pending before the trial court.
In August 2020, plaintiffs in the Cortina Litigation filed a motion to amend the complaint to add North American Title Company, Inc. to the complaint, to have the amended pleading deemed filed and served as of the date of the order granting leave, and to have the existing defendants’ answer filed in October 2010 deemed filed as if on behalf of North American Title Company, Inc. notwithstanding that none of our entities had previously been parties to the dispute or served with any pleadings in the litigation. Plaintiffs alleged that the originally named defendant, North American Title Company, is also known as North American Title Company, Inc. and CalAtlantic Title, Inc. and that the transfer of assets of North American Title Company to us in the North American Title acquisition, which carved out the liability for the Cortina Litigation, was a fraudulent transfer designed to leave plaintiffs without a source of recovery. On March 2, 2021, the trial court issued a minute order granting the motion.
When we acquired certain North American Title entities and assets in the North American Title acquisition, liabilities arising from the Cortina Litigation were expressly deemed excluded liabilities that would be retained by Lennar Title following the acquisition. Consistent therewith, since the acquisition, Lennar Title has continued to control the defense, without our involvement, of the Cortina Litigation. Accordingly, on March 12, 2021, in light of plaintiffs’ request for entry of the proposed judgment, we delivered a demand to Lennar Title to confirm Lennar Title’s indemnification for all damages we may incur in connection with the Cortina Litigation and that Lennar Title intends to control the defense related to the Cortina Litigation on behalf of all our indemnified parties. On March 13, 2021, Lennar Title, a wholly owned subsidiary of Lennar Corporation, delivered notice confirming that it would indemnify us for damages incurred by our indemnified parties arising out of the Cortina Litigation and stating that it elected to control the defense, at its expense, for such matter, and, on March 18, 2021, we entered into a Joint Defense Agreement with Lennar Title with respect to such litigation. At this time, based on the foregoing, we do not believe that there is a reasonable possibility that the final outcome of the Cortina Litigation will have an adverse effect on our future financial results. In January 2022, one of our subsidiaries, Doma Title of California, Inc., was dismissed, without prejudice, from the action.
Our exposure to regulation and residential real estate transaction activity may be greater in California, where we source a significant proportion of our premiums.

A large portion of our premiums originated from residential real estate transactions in California. As compared to our competitors who operate on a wider geographic scale or whose business is less concentrated in California, any adverse changes in the regulatory environment affecting title insurance and real estate settlement in California that could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California title insurance regulatory framework, may expose us to more significant risks and our business, financial condition and result of operations could be materially adversely affected.
In addition, to the extent residential real estate transaction volume in California changes significantly, whether due to changes in real estate values that differ from the overall U.S. real estate market, changes in the local economy relative to the U.S. economy, or natural disasters that disproportionately impact residential real estate activity in California, we could experience lower premiums and growth than historically observed or projected.
Our expansion within the United States will subject us to additional costs and risks, and our plans may not be successful.
Our success depends in part on our ability to expand into additional markets in the United States. As of December 31, 2021, DTI is licensed and operates in approximately 80% of the United States (by state count) and the District of Columbia, and our title and escrow agency operations were licensed, where required, in approximately 50% of the United States (by state count) with operations, both overall and with our Enterprise channel, in approximately 80% of those states (by state count). We plan to have a presence in all states that offer title insurance products, but cannot guarantee that we will be able to provide nationwide title and escrow services on any specific timeline or at all. Moreover, one or more states could revoke our license to operate, or implement additional regulatory hurdles that could preclude or inhibit our ability to obtain or maintain our license in such states.
As we seek to expand in the United States, we may incur significant operating expenses, although our expansion may not be successful for a variety of reasons, including because of:
•barriers to obtaining the required government approvals, licenses or other authorizations;
•failures in identifying and entering into joint ventures with strategic partners, or entering into joint ventures that do not produce the desired results;
•challenges in, and the cost of, complying with various laws and regulatory standards, including with respect to the insurance business and insurance distribution, capital and outsourcing requirements, data privacy, tax and local regulatory restrictions;
•difficulty in recruiting and retaining licensed, talented and capable employees;
•competition from local incumbents that already own market share, better understand the local market, may market and operate more effectively and may enjoy greater local affinity or awareness;
•the availability of accurate and comprehensive data sources, which we need to operate aspects of the Doma Intelligence platform;
•unfavorable economic terms due to government-regulated insurance rates and premiums; and
•differing market demand, which may make our product offerings less successful.
Expansion into new markets in the United States will also require additional investments by us both in marketing and with respect to securing applicable regulatory approvals. These incremental costs may result from hiring additional personnel, from engaging third-party service providers and from incurring other research and development costs. If we invest substantial time and resources to expand our operations while our revenues from those additional operations do not exceed the expense of establishing and maintaining them, or if we are unable to manage these risks effectively, our business, results of operations and financial condition could be adversely affected.
If we fail to grow our geographic footprint or geographic growth occurs at a slower rate than expected, our business, results of operations and financial condition could be materially and adversely affected.

Regulators may limit our ability to develop or implement our proprietary data science and machine intelligence algorithms and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have a material adverse effect on our financial condition and results of operations.
Our future success depends on our ability to continue to develop and implement our proprietary data science and machine intelligence algorithms, and to maintain the confidentiality of this technology. Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology, or require that we disclose our proprietary technology to our competitors, which could impair our competitive position and result in a material adverse effect on our business, results of operations, and financial condition.
We rely on highly skilled and experienced personnel and if we are unable to attract, retain or motivate key personnel or hire qualified personnel, our business may be seriously harmed. In addition, the loss of key senior management personnel could harm our business and future prospects.
Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled and experienced personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to maintain or implement our current initiatives or grow, or our business may contract and we may lose market share. Moreover, certain of our competitors or other insurance or technology businesses may seek to hire our employees. We cannot assure you that our equity incentives and other compensation will provide adequate incentives to attract, retain and motivate employees in the future, particularly if the market price of our common stock does not increase or declines. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed.
We depend on our senior management, including Max Simkoff, our founder and chief executive officer; Noaman Ahmad, our chief financial officer; and Hasan Rizvi, our chief technology officer, as well as other key personnel. We may not be able to retain the services of any of our senior management or other key personnel, as their employment is at-will and they could leave at any time. If we lose the services of one or more of our senior management or other key personnel, including as a result of the COVID-19 pandemic, we may not be able to successfully manage our business, meet competitive challenges or achieve our growth objectives. Further, to the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel in all areas of our organization.
Failure of our enterprise-wide risk management processes could result in unexpected monetary losses, damage to our reputation, additional costs or impairment of our ability to conduct business effectively.
Our risk management framework is designed to identify, monitor and mitigate risks that could have a negative impact on our financial condition or reputation. This framework includes departments or groups dedicated to enterprise risk management, information security, disaster recovery and other information technology-related risks, business continuity, legal and compliance, compensation structures and other human resources matters, vendor management and internal audit, among others. Many of the processes overseen by these departments function at the enterprise level, but many also function through, or rely to a certain degree upon, risk mitigation efforts in local operating groups.
Similarly, with respect to the risks we assume in the ordinary course of our business through the issuance of title insurance policies and the provision of related products and services, we employ localized as well as centralized risk mitigation efforts. These efforts include the implementation of underwriting policies and procedures and other mechanisms for assessing risk. Manual underwriting of title insurance policies and making risk-assumption decisions frequently involve judgment. We maintain a tiered system of underwriting authority, wherein title officers at the state level have limited underwriting authority, third-party title agents are subject to authorization levels above which they must consult with the underwriting counsel of our insurance subsidiary, and underwriting counsel at the regional level, reporting to the Chief Underwriting Counsel, have authority to approve or deny a transaction at any level of financial exposure. While we believe these tiers of authority reduce the likelihood that we will make materially adverse risk determinations, if our risk mitigation efforts prove inadequate, our business, financial position and results of operation could be adversely affected.
Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.

Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments in accordance with our investment policy. In addition, our insurance subsidiary, as domiciled in South Carolina, and must comply with South Carolina and related states’ regulations on investments and restrictions. However, our investments are subject to general economic and market risks as well as risks inherent to particular securities.
Our primary market risk exposures are to changes in interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risks” in this Annual Report. Our results of operations are directly exposed to changes in interest rates, among other macroeconomic conditions. Fluctuations in interest rates may also impact the interest income earned on floating-rate investments and the fair value of our fixed-rate investments. An increase in interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in interest rates increases the fair market value of fixed-rate investments. Our exposure to interest rate risk correlates to our portfolio of fixed income securities. In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the maturity of the securities included in our portfolio and the amount by which interest rates increase.
The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Downgrades in the credit ratings of fixed maturities also have a significant negative effect on the market valuation of such securities.
Such factors could reduce our net investment income and result in realized investment losses. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the securities we hold in our portfolio does not reflect prices at which actual transactions would occur.
Risks for all types of securities are managed through the application of our investment policy. The maximum percentage and types of securities we may invest in are subject to the insurance laws regulations, which may change. Failure to comply with these laws and regulations would cause nonconforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in certain circumstances, we would be required to dispose of such investments.
Although we seek to preserve our capital, we cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.
Failures at financial institutions at which we deposit funds could adversely affect us.
We deposit substantial funds in financial institutions. These funds include amounts owned by third parties, such as escrow deposits. Should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise. In the event of any such failure, we also could be held liable for the funds owned by third parties.
Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.
Our financial condition and results of operations depend on our ability to accurately price risk and assess potential losses and loss adjustment expenses under the terms of the title insurance policies we underwrite. Our loss and loss adjustment expense reserves are subject to significant variability due to our limited use of reinsurance as well as the inherent risks of writing title insurance policies, which include their long duration and sensitivity to future changes in economic conditions. For the title insurance industry overall, approximately 75% of ultimate claim amounts are reported within the first seven years of the policy life.

There are two types of reserve accounts that reflect the amount of claims and/or events that have transpired: “known claim reserves” and “incurred but not reported” (“IBNR”). Known claim reserves do not represent an exact calculation of liability. Rather, these reserves represent an estimate of what the expected ultimate settlement and administration of claims will cost, and the ultimate liability may be greater or less than the current estimate. In our industry, there is always the risk that reserves may prove inadequate since we may underestimate the cost of claims and claims administration. The factors that are considered in establishing known claim reserves include but are not limited to, claim severity, facts that are uncovered or determined during the course of the claim, analysis and applicability of judicial theories of liability and defenses, procedural posture of the claim and other factors. Known claim reserves are adjusted regularly as the facts are discovered and coverage under the policy is analyzed and determined.
We base our loss and loss adjustment expense reserve estimates on our assessment of current economic and business trends, as well as estimates of future trends in claim volume, claim severity, and other factors. These variables are affected by internal and external events that could increase our exposure to losses, including changes in actuarial projections, claims handling procedures, variation in state-by-state claims experience, inflation, a decline in real estate prices, rise in interest rates or increase in mortgage defaults and foreclosures, other macroeconomic and judicial trends and legislative and regulatory changes.
Our IBNR reserves generally relate to the five most recent policy years. For policy years at the early stage of development (generally the last five years), IBNR is generally estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations. The expected loss rate method estimates IBNR by applying an expected loss rate to total title insurance premiums and escrow fees, and adjusting for policy year maturity using estimated loss development patterns. Multiplicative loss development factor calculations estimate IBNR by applying factors derived from loss development patterns to losses realized to date. The expected loss rate and loss development patterns are based on historical experience. Due to our long claim exposure, our provision for claims periodically includes amounts of adverse or positive claims development on policies issued in prior years, when claims on such policies are higher or lower than initially expected.
We estimate the loss provision rate at the beginning of each year and reassess the rate at midyear as of June 30 of every year to ensure that the resulting sum of the known claim reserves, IBNR loss, and loss adjustment expense reserves included in our balance sheet together reflect our best estimate of the total costs required to settle all IBNR and known claims. However, our estimates could prove to be inadequate. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss rates exceeding historical norms. Our estimates could ultimately prove to be materially different from actual claims experience, which may adversely affect our result of operations and financial conditions.
If any of our insurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and stockholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity and financial rating, which would affect our ability to attract new business or to retain existing Enterprise partners and Third-Party Agents.
There are risks associated with our indebtedness.
On December 31, 2020, Old Doma entered into a credit agreement with Hudson Structured Capital Management Ltd. (“HSCM”) providing for a $150.0 million senior secured term loan (“Senior Debt”) that was funded by the lenders, which are affiliates of HSCM on January 29, 2021 (“Funding Date”). The Senior Debt matures five years from the Funding Date. Old Doma (now known as States Title) used a portion of the net proceeds from the Senior Debt to repay all amounts outstanding and owed under the note payable to Lennar Title Group, LLC, including approximately $65.5 million in aggregate principal amount outstanding and accrued interest.
The provisions of the Senior Debt and any additional indebtedness we incur will limit our ability and the ability of our subsidiaries to, among other things, incur or assume debt, incur certain liens or permit them to exist, undergo certain changes in business, management, control or business locations, dispose of assets, make certain investments, merge with other companies, pay dividends and enter into certain transactions with affiliates. States Title is also required to comply with certain financial covenants set forth in the Senior Debt.

In addition, a failure to comply with the provisions of our current and any additional indebtedness, including the Senior Debt, could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest plus the amount of any applicable prepayment premium, to be immediately due and payable. If we were unable to repay those amounts, the lenders under our Senior Debt and any other future secured debt agreement could proceed against the collateral granted to them to secure that indebtedness.
The Senior Debt is secured by a first-priority pledge and security interest in substantially all assets of our wholly owned subsidiary States Title (which represent substantially all of our assets) and its existing and future domestic subsidiaries and is guaranteed by all of States Title’s domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). Any of these events could materially adversely affect our liquidity and financial condition.
The outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including, without limitation, the following:
•our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. We may be required to use a significant portion of our cash flow from operations and other available cash to service this indebtedness, thereby reducing the amount of cash available for other purposes, including capital expenditures, acquisitions and strategic investments;
•our indebtedness and leverage may increase our vulnerability to downturns in our business, to competitive pressures, and to adverse changes in general economic and industry conditions;
•our ability to obtain additional financing for working capital, capital expenditures, acquisitions, share repurchases, or other general corporate and other purposes may be limited; and
•our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.
Changes in tax law could adversely affect our business and financial conditions.
The Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, significantly affected U.S. tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on several tax benefits, including deductions for business interest, use of net operating loss (“NOL”) carryforwards, taxation of foreign income, and the foreign tax credit, among others. In response to the COVID-19 pandemic, the Families First Coronavirus Response Act (the “FFCR Act”) enacted on March 18, 2020, and the CARES Act, enacted on March 27, 2020, further amended the U.S. federal tax code, including in respect of certain changes that were made by the TCJA, generally on a temporary basis. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In addition, the IRS has yet to issue guidance on important issues regarding the changes made by the TCJA and the CARES Act. In the absence of such guidance, we will take positions with respect to several unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance.
Other future changes in tax laws or regulations, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities could adversely affect us. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes could affect our financial position and overall or effective tax rates in the future, reduce after-tax returns to our stockholders, and increase the complexity, burden and cost of tax compliance. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a few complex factors including, but not limited to, projected levels of taxable income, tax audits conducted and settled by tax authorities, and adjustments to income taxes upon finalization of income tax returns.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had federal income tax NOLs of approximately $126.2 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under section 382 of the Internal Revenue Code of 1986 (the “Code”), or otherwise. Of our NOLs, $0.2 million of losses will begin to expire in 2036 and the remainder of federal NOLs can be carried forward indefinitely.
We may be unable to fully use our NOLs, if at all. Under section 382 of the Code, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain stockholders, or groups of stockholders, who own at least 5% of a company’s stock over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We may have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including this offering, some of which may be outside of our control. If we undergo an ownership change, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.
The TCJA, as modified by the CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. For federal NOLs arising in tax years beginning after December 31, 2017, the TCJA as modified by the CARES Act limits a taxpayer’s ability to utilize NOL carryforwards in taxable years beginning after December 31, 2020 to 80% of taxable income. In addition, federal NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but carryback of NOLs are generally permitted to the prior five taxable years only for NOLs arising in taxable years beginning before 2021 and after 2017. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOLs are expected to be utilized. The new limitation on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, for state income tax purposes, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2023, including no two year carryback beginning in 2019 and no carryforward for tax years 2020 through 2022. The NOLs can be computed but not utilized in these periods. Additionally, the state NOLs generally have a definite life carryforward that can affect the ability to utilize all of the state NOLs.
Unfavorable economic or other business conditions could cause us to record an impairment of all or a portion of our goodwill, other intangible assets and other long-lived assets.
We annually perform impairment tests of the carrying values of our goodwill, other indefinite-lived intangible assets and other long-lived assets. We may also perform an evaluation whenever events may indicate an impairment has occurred. In assessing whether an impairment has occurred, we consider various factors including our long-term prospects, unexpected declines in our market capitalization, negative macroeconomic trends or negative industry and company-specific trends. If we conclude that the carrying values of these assets exceed the fair value, we may be required to record an impairment of these assets. Any substantial impairment that may be required in the future could have a material adverse effect on our results of operations or financial condition.
If our customers were to claim that the title insurance policies they purchased failed to provide adequate or appropriate coverage, we could face claims that could harm our business, results of operations and financial condition.
Although we aim to extend the benefits of coverage provided under each of our title insurance policies, customers could purchase policies that prove to be inadequate or inappropriate. If such customers were to bring a claim or claims alleging that we failed in our responsibilities to provide them with the type or amount of coverage that they sought to purchase, we could be found liable for amounts significantly in excess of the policy limit, resulting in an adverse effect on our business, results of operations and financial condition. While we maintain agents errors and omissions insurance coverage to protect us against such liability, such coverage may be insufficient or inadequate.
Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition and results of operations.

There can be no assurances that specifically negotiated loss limitations or exclusions in our policies will be enforceable in the manner we intend, or at all. As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion, or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions and court decisions, if issued post-policy, could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on our financial condition or results of operations by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In addition, court decisions, such as the 1995 Montrose decision in California, could read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions. Under the insurance laws, the insurer typically has the burden of proving an exclusion applies, and any ambiguities in the terms of a loss limitation or exclusion provision are typically construed against the insurer. These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
State regulation of the rates we charge for title insurance could adversely affect our results of operations.
Our title insurance subsidiary is subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which they operate. Title insurance rates are regulated differently in various states, with some states requiring the subsidiary to file and receive approval of rates before such rates become effective and some states promulgating the rates that can be charged. In general, premium rates are determined on the basis of historical data for claim frequency and severity as well as related production costs and other expenses. In all states in which our title subsidiary operates, our rates must not be excessive, inadequate or unfairly discriminatory. Premium rates are likely to prove insufficient when ultimate claims and expenses exceed historically projected levels. Premium rate inadequacy may not become evident quickly and may take time to correct, and could adversely affect our business operating results and financial conditions.
Denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations, and prospects.
Under the terms of our policies and subject to specific state regulations and on unfair claims settlement practices, we are required to accurately and timely evaluate and pay claims. Our ability to do so depends on several factors, including the efficacy of our claims processing, the training and experience of our claims adjusters and our ability to develop or select and implement appropriate procedures and systems to support our claims functions.
An increase in the average time to process claims could lead to customer and partner dissatisfaction and undermine our reputation and position in the title insurance market. If our claims adjusters are unable to effectively process our volume of claims, our ability to grow our business while maintaining high levels of customer and partner satisfaction could be compromised, which in turn, could adversely affect our operating margins. Any failure to pay claims appropriately or timely under the provisions of the policy could also lead to regulatory and administrative actions or other legal proceedings and litigation against us, or result in damage to our reputation, any one of which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Unexpected increases in the volume or severity of claims may adversely affect our results of operations and financial condition.
Our business may experience volatility in claim volume from time to time, and short-term trends may not continue over the longer term. The volume of title insurance claims is subject to cyclical influences from both the real estate and mortgage markets, and changes in claim volume may result from changes in a mix of business, macroeconomic or other factors.
A large portion of our title insurance volume stems from title policies issued to lenders. These policies insure lenders against losses on mortgage loans due to title defects in the collateral property. Even if an underlying title defect exists that could result in a claim, often, the lender must realize an actual loss, or at least be likely to realize an actual loss, for a title insurance liability to exist. As a result, title insurance claims exposure is sensitive to lenders’ losses on mortgage loans and is affected in turn by external factors that affect mortgage loan losses, particularly macroeconomic factors. A general decline in real estate prices can expose lenders to a greater risk of losses on mortgage loans, as loan-to-value ratios increase, and defaults and foreclosures increase. A significant increase in claim volume or the severity of those claims could have an adverse effect on our results of operations and financial condition.
Changes in claim severity are typically driven by limited financing alternatives, declining real estate values and the increase in foreclosures that often results therefrom. While actuarial models for pricing and reserving typically include an expected level of inflation, unanticipated increases in claim severity can arise from events that are inherently difficult to predict. Although we pursue various loss management initiatives to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity. Moreover, as our business model is nascent, we have limited claims data to evaluate the efficacy of these loss mitigation initiatives.
Our use of Third-Party Agents could adversely impact the frequency and severity of title claims.
We underwrite title insurance policies referred through two principal channels: our Distribution agents (which includes all Doma Enterprise partner referrals and affiliated agents) and other non-captive title and escrow agents in the market. For the title insurance policies we underwrite for Third-Party Agents, these agents may perform the title search and examination function or the agent may utilize our title and escrow products. In either case, the Third-Party Agent is responsible for ensuring that the search and examination is completed. The Third-Party Agent thus retains the majority of the title premium collected, with the balance remitted to our title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Our relationship with each Third-Party Agent is governed by an agency agreement defining how the Third-Party Agent issues a title insurance policy on our behalf. The agency agreement also sets forth the Third-Party Agent’s liability to us for policy losses attributable to the Third-Party Agent’s errors. For each Third-Party Agent with whom we enter into an agency agreement, financial and loss experience records are maintained. Periodic audits of our agents are also conducted and the number of Third-Party Agents with whom we transact business is strategically managed in an effort to reduce future expenses and manage risks. Despite efforts to monitor the Third-Party Agents with which we transact business, there is no guarantee that a Third-Party Agent will comply with its contractual obligations to us. Furthermore, we cannot be certain that, due to changes in the regulatory environment and litigation trends, we will not be held liable for errors and omissions by Third-Party Agent. Accordingly, our use of Third-Party Agents could adversely impact the frequency and severity of title claims and could expose us to potential liability.
Reinsurance may be unavailable at current levels and prices, which may limit our ability to underwrite new policies. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under a policy issued by the ceding insurer, in exchange for a premium. Our regulated insurance subsidiary obtains reinsurance to help manage its exposure to title insurance risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of our regulated insurance subsidiary to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor their obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance treaties, limiting recovery. We are also subject to the risk that, under applicable insurance laws and regulations, we may not be able to take credit for the reinsurance on our financial statements and instead would be required to hold separate admitted assets as reserves to cover claims on the risks that we have ceded to the reinsurer. Our reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. Any disputes with our reinsurers regarding coverage under reinsurance treatises could be time-consuming, costly and uncertain of success.
Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as is currently available, as such availability depends in part on factors outside of our control. A new contract may not provide sufficient reinsurance protection. Market forces and external factors, such as significant losses from adverse changes to the real estate market, such as a decline in real estate prices, rise in interest rates or increase in mortgage defaults and foreclosures, or an increase in capital and surplus requirements, impact the availability and cost of the reinsurance we purchase. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient at acceptable prices, we would have to either accept an increase in our catastrophe exposure, reduce our insurance underwritings, or develop or seek other alternatives.
The unavailability of acceptable reinsurance protection would have a materially adverse impact on our business model, which depends on reinsurance companies to absorb any unfavorable variance from the level of losses anticipated at underwriting. If we are unable to obtain adequate reinsurance at reasonable rates, we would have to increase our risk exposure or reduce the level of our underwriting commitments, each of which could have a material adverse effect upon our business volume and profitability. Alternatively, we could elect to pay higher than reasonable rates for reinsurance coverage, which could have a material adverse effect upon our profitability unless policy premium rates could be raised, in most cases subject to approval by state regulators, to offset this additional cost.
Starting in late February 2021, we reduced the level of reinsurance of policies underwritten using our machine intelligence system from 100% to 25%, which may impact our overall risk profile and financial and capital condition. To the extent we experience higher claim activity than our projections of claim losses and financial impacts thereof, our financial situation and our business may be adversely affected. To the extent we seek to increase our reinsurance coverage in response to such an event, we may be unable to secure additional coverage at acceptable rates and terms or at all. This may have an adverse effect on our financial condition.
We may be unable to prevent, monitor or detect fraudulent activity, including policy acquisitions or payments of claims that are fraudulent in nature.
If we fail to maintain adequate systems and processes to prevent, monitor and detect fraud, including fraudulent policy acquisitions or claims activity, or if inadvertent errors occur with such prevention, monitoring and detection systems due to human or computer error, our business could be materially adversely impacted. While we believe past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. We use a variety of tools to protect against fraud, but these tools may not always be successful at preventing such fraud. Instances of fraud may result in increased costs, including possible settlement and litigation expenses, and could have a material adverse effect on our business and reputation.
A downgrade by the ratings agency, reductions in statutory capital and surplus maintained by our title insurance underwriters or a deterioration in other measures of financial strength could adversely affect us.
Certain of our Doma Enterprise partners and third-party agencies use measurements of the financial strength of our title insurance underwriters, including, among others, the rating provided by the rating agency Demotech, Inc. and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Our title insurance underwriter’s financial strength rating is A’ (A Prime) by Demotech, Inc. The rating provides the agency’s perspectives on the financial strength, operating performance and cash-generating ability of those operations. The agency continually reviews this rating and the rating is subject to change. Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. Our title insurance underwriter maintains a statutory capital and surplus. Accordingly, if the rating or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, our results of operations, competitive position and liquidity could be adversely affected.
Failure to maintain our statutory capital and surplus at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.
Our insurance subsidiary is subject to minimum capital and surplus standards, including requirements, prohibitions and limitations applicable to investments, promulgated by South Carolina, its state of domicile, and by New York, where we are not domiciled but expect to be held subject to the minimum capital and surplus requirements upon our admission to insure transactions in the state. Our regulated subsidiaries are required to report their results of minimum capital and surplus calculations and investment practices to the departments of insurance. Failure to maintain the minimum capital and surplus standards could subject our regulated subsidiary to corrective action, including the required submission of a remediation plan, the imposition by the state of a deadline for remediation, or designation by the state that the insurer is in a “hazardous financial condition” and related issuance of an order to nonadmit, limit, dispose of, withdraw from, or discontinue an investment or investment practice. Our insurance subsidiary is currently in compliance with the minimum capital and surplus requirements.
Severe weather events and other climate related catastrophes, including the effects of climate change, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.
To the extent that climate change impacts changes in weather patterns or otherwise, properties in areas where we may have significant geographic exposure could experience wildfires and other instances of severe weather, including hurricanes, severe winter storms, and/or flooding due, in part, to increases in storm intensity and rising sea levels. These and other climate change related effects could impact property prices and housing-related costs or disrupt borrowers’ ability to pay their mortgage. If defaults or foreclosures occur at elevated levels, there may be an influx of title insurance claims under loan policies or claims might be reported earlier than under normal conditions. A significant increase in claim volume or the severity of those claims could have an adverse effect on our results of operations and financial condition. In addition, climate change could impact the level of mortgage and mortgage-related transactions that could negatively impact our volume of business. The frequency, severity, duration, and geographic location and scope of such climate change related catastrophe and severe weather events are inherently unpredictable, and, therefore, we are unable to predict the ultimate impact climate change and such events may have on our business.
Risks Related to Our Intellectual Property
Our intellectual property rights are valuable, and any inability to obtain, maintain, protect or enforce our intellectual property could reduce the value of our products, services and brand.
Our trade secrets, trademarks, copyrights and other intellectual property rights are important assets for us. We rely on, and expect to continue to rely on, patent, trademark, trade dress, domain name, copyright, and trade secret laws, to protect our brand and other intellectual property rights. In addition, we seek to enter into various agreements with our employees, independent contractors, consultants and third parties with whom we have relationships, pursuant to which such individuals assign intellectual property rights they develop to us and agree to maintain confidentiality of our confidential information. However, we may fail to enter into such agreements with all relevant individuals, such assignments may not be self-executing, and such agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and or provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. In addition, we may fail to consistently obtain, police and enforce such agreements. Additionally, various factors outside our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. The efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights, including our issued patents, have in the past and may in the future be challenged in courts or patent offices. The issuance of a patent is not conclusive as to its scope, validity or enforceability and challenges to our intellectual property, including issued patents, could result in their being narrowed in scope or declared invalid or unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology, or limit the duration of the patent protection of our technology platform. As a result, despite our efforts to protect our proprietary rights, there can be no assurance that our patent portfolio and other intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business or that unauthorized parties may attempt to copy aspects of our technology and use information that we consider proprietary.
We have filed, and may continue in the future to file, applications to protect certain of our innovations and intellectual property. We do not know whether any of our applications will result in the issuance of a patent, trademark or copyright, as applicable, or whether the examination process will require us to narrow our claims or otherwise limit the scope of such intellectual property. In addition, we may not receive competitive advantages from the rights granted under our intellectual property. Our existing intellectual property, and any intellectual property granted to us or that we otherwise acquire in the future, may be contested, circumvented or invalidated, and we may not be able to prevent third parties from infringing, misappropriation or otherwise violating our rights to our intellectual property. Therefore, the exact effect of the protection of this intellectual property cannot be predicted with certainty. Because obtaining patent protection requires disclosing our inventions to the public, such disclosure may facilitate our competitors’ developing improvements to our innovations. In addition, given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business.
We currently hold various domain names relating to our brand. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website and our mobile app. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our trademarks and other proprietary rights.
We may be required to spend significant resources to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of management’s attention and resources, could impair the functionality of our products, delay introductions of enhancements to our products, result in our substituting inferior or more costly technologies into our products or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new offerings or product features, which may not be on commercially reasonable terms, or at all, and could adversely affect our ability to compete.
Although we take measures to protect our intellectual property, if we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to current and prospective homeowners, lenders, title agents and real estate professionals may become confused, and our ability to attract customers and partners may be adversely affected. Any inability or failure to protect our intellectual property could adversely impact our business, results of operations and financial condition. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary brand, content and information to create or enhance competing solutions and services, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. While we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners, we cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to registered intellectual property rights, such as trademark registrations, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information, know-how and technical information. Certain information or technology that we endeavor to protect as trade secrets may not be eligible for trade secret protection in all jurisdictions, or the measures we undertake to establish and maintain such trade secret protection may be inadequate. To protect our proprietary information and technology, we rely in part on agreements with our employees, investors, independent contractors and other third parties that place restrictions on the use and disclosure of this intellectual property. These agreements may not adequately protect our trade secrets, these agreements may be breached, or this intellectual property, including trade secrets, may otherwise be disclosed or become known to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. To the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Current or future legal requirements may require us to disclose certain proprietary information or technology, such as our proprietary data science and machine intelligence algorithms, to regulators or other third parties, including our competitors, which could impair or result in the loss of trade secret protection for such information or technology. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations and competitive position.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential members. In addition, third parties may file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies, products or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could adversely impact our business, financial condition and results of operations.
Third parties may allege that we infringe, misappropriate or otherwise violate their intellectual property rights, and we may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
We are from time to time subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products or services are infringing, misappropriating or otherwise violating third-party intellectual property rights, and such third parties may bring claims alleging such infringement, misappropriation or violation. For example, there may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or products. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or products. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our current or future technologies or products.
Lawsuits can be time-consuming and expensive to resolve and can divert management’s time and attention. The industry in which we operate is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them, than we can. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid, or both. The strength of our defenses may depend on the patents asserted, the interpretation of these patents, or our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals.
An adverse result in any infringement or misappropriation proceeding could subject us to significant damages, injunctions and reputational harm. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we may be forced to limit or stop sales of our relevant products and technology capabilities or cease business activities related to such intellectual property. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease selling or using products or services that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;
•make substantial payments for legal fees, settlement payments or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology;
•redesign the allegedly infringing products to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible;
•rebrand our products and services and/or be prevented from selling some of our products or services if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights; and/or
•limit the manner in which we use our brands.
Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. The occurrence of infringement and misappropriation claims may grow as the market for our platform and products grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Any of the foregoing could adversely impact our business, financial condition and results of operations.
We employ third-party licensed software for use in our business, and the inability to maintain these licenses, errors in the software we license or the terms of open source licenses could result in increased costs or reduced service levels, which would adversely affect our business.
Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.
If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our products and services, or inhibit our ability to commercialize future products and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed intellectual property rights against infringing third parties, if licensed intellectual property is found to be invalid or unenforceable or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain technologies, are licensed to us on a nonexclusive basis. The owners of these nonexclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could adversely impact our business, financial condition and results of operations.
Additionally, the software powering our technology systems incorporates software covered by open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems. If portions of our proprietary software are determined to be subject to certain open source licenses, we could be required to publicly release the affected portions of our source code or reengineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology systems. Moreover, we cannot ensure that we have not incorporated additional open source software in our products in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. Such risk could be difficult or impossible to eliminate and could adversely affect our business, financial condition, and results of operations.
Risks Related to Ownership of Our Securities
The price of our securities may be volatile.
The price of our securities may fluctuate due to a variety of factors, including:
•changes in the industries in which we and our customers operate;
•developments involving our competitors;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders, including the sale by investors of any of their shares of our common stock;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving the combined company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our securities regardless of our operating performance.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in the Senior Debt as well as any future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant. See also Item 1 “Business—Laws and Regulations—State Disclosure Requirements and Other Substantive Insurance Regulations” for additional discussion regarding potential restrictions on our ability to distribute dividends.
Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

As of February 15, 2022, holders of more than 10% of our common stock, our directors and executive officers and entities affiliated with them own approximately 58.6% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
Because we currently have an even number of members of our board of directors, deadlocks may occur in our board of directors’ decision-making process, which may delay or prevent critical decisions from being made.
Since we currently have an even number of members of our board of directors, deadlocks may occur when such directors disagree on a particular decision or course of action. Our certificate of incorporation and bylaws do not contain any mechanisms for resolving potential deadlocks. While our directors are under a duty to act in the best interest of our company, any deadlocks may impede the further development of our business in that such deadlocks may delay or prevent critical board decisions.
Future sales or issuances of shares of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. We have filed a registration statement to register for resale the shares issued in the private placement that closed concurrent with the Business Combination, and shares held by certain other holders pursuant to a registration rights agreement. In addition, our outstanding shares, other than those issued in the private placement and shares held by our affiliates, are freely tradeable. Sales of our common stock, whether pursuant to the registration statement or otherwise, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We are unable to predict the effect that sales may have on the prevailing market price of our common stock and public warrants.
Additionally, to the extent our outstanding options or warrants are exercised, or our restricted stock units vest, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by certain selling securityholders could increase the volatility of the market price of our common stock or adversely affect the market price of our common stock.
Further, future issuances of shares of our common stock or other equity related securities, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt, will result in dilution to the holders of our common stock, will increase the number of shares eligible for resale in the public market, and may adversely affect the market price of our common stock.
Delaware law and our organizational documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
The Delaware General Corporation Law (the “DGCL”) and our organizational documents contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in management. Among other things, our certificate of incorporation and bylaws includes provisions regarding:
•providing for a classified board of directors with staggered, three-year terms;
•the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•prohibiting cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the ability of our board of directors to amend our bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.
Delaware law may delay or prevent a change in control, and may discourage bids for our common stock at a premium over its market price.
We are subject to the provisions of section 203 of the DGCL. These provisions prohibit large stockholders, in particular a stockholder owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless this stockholder receives board approval for the transaction or 66 2/3% of the shares of voting stock not owned by the stockholder approve the merger or transaction. These provisions of Delaware law may have the effect of delaying, deferring or preventing a change in control, and may discourage bids for our common stock at a premium over its market price.
The provisions of our certificate of incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our certificate of incorporation provides that, unless we otherwise consent in writing, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of us to us or our stockholders, or any claim for aiding and abetting any such alleged breach; (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL, our certificate of incorporation or bylaws; or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine. This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any claim for which the U.S. federal district courts have exclusive jurisdiction.
Further, our certificate of incorporation also provides that, unless we consent in writing, the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Although our certificate of incorporation provides that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act it is possible that a court could rule that such provisions are inapplicable for a particular claim or action or that such provisions are unenforceable. Moreover, investors cannot waive compliance with federal securities laws and the rules and regulations thereunder.
These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the exclusive forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in such action.
Our only significant asset is our ownership interest in our wholly owned subsidiary States Title and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

As of December 31, 2021, we have no significant direct operations and no significant assets other than our ownership of our wholly owned subsidiary States Title. We will depend on States Title for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our common stock. The financial condition and operating requirements of States Title may limit our ability to obtain cash from States Title. The earnings from, or other available assets of, States Title may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations. Further, the provisions of the Senior Debt will limit States Title ability and the ability of its subsidiaries to, among other things, pay dividends or make distribution to us.
We will have broad discretion over the use of proceeds from the exercise of warrants and options, and we may invest or spend the proceeds in ways with which investors do not agree and in ways that may not yield a return.
We will have broad discretion over the use of proceeds from the exercises of warrants and options. Investors may not agree with our decisions, and our use of the proceeds may not yield a return on investment. We intend to use these net proceeds for working capital and other general corporate purposes, which may include sales and marketing activities, research and development, general and administrative matters and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, complementary companies, products, services, technologies or assets. However, we have no current commitments or agreements to enter into any such acquisitions or make any such investments. Our use of these proceeds may differ substantially from our current plans. Our failure to apply the net proceeds from the exercises of warrants and options effectively could impair our ability to pursue our growth strategy or could require us to raise additional capital.
Risks Related to Accounting and Financial Reporting
We are currently an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
We will cease to be an emerging growth company upon the earliest of (i) the end of the fiscal year following the fifth anniversary of the closing of Capitol’s initial public offering; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the three-year period, issued more than

$1.0 billion in nonconvertible debt securities; or (iv) the end of any fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.
We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that fiscal year’s second quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
As provided by law, after we lose our “emerging growth company” and/or “smaller reporting company” status, we will no longer be able to take advantage of certain exemptions from reporting, and we will also be required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act. We will incur additional expenses in connection with such compliance and management will need to devote additional time and effort to implement and comply with such requirements.
Our Public and Private Placement Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
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
As a result of the SEC Statement, Capitol reevaluated the accounting treatment of its 11,500,000 public warrants and 5,833,333 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our consolidated balance sheets as of December 31, 2021 and December 31, 2020 contained in this Annual Report are derivative liabilities related to embedded features contained within the warrants.
Accounting Standards Codification Topic 815, “Derivatives and Hedging—Contracts in Entity’s Own Equity,” provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize noncash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.
Prior to the consummation of the Business Combination, Capitol identified a material weakness in its internal control over financial reporting as of December 31, 2020, and we may identify material weaknesses in the future. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Management is responsible for establishing and maintaining internal controls over financial reporting, disclosure controls, and complying with the other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC thereunder. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with international financial reporting standards. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected by the company’s internal controls on a timely basis.

Following the issuance of the SEC Statement, on May 10, 2021, Capitol concluded that, in light of the SEC Statement, it was appropriate to restate its previously issued audited financial statements as of and for the year ended December 31, 2020 (the “Restatement”). As part of such process, Capitol identified a material weakness in its internal controls over financial reporting. As the accounting acquirer in the Business Combination, we inherited this material weakness and the warrants.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Prior to the Business Combination, Capitol, and after the Closing Date, Doma, implemented corrective measures that it believes remediate the material weakness as more fully described in Part II, Item 9A “Controls and Procedures” of the Annual Report on Form 10-K/A, filed with the SEC on May 11, 2021.
In addition, prior to the Business Combination, Old Doma, as a private company, was not required to document and test its internal controls over financial reporting nor was management required to certify the effectiveness of internal controls or have its auditors opine on the effectiveness of its internal control over financial reporting. As a public company, we are now subject to the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, resources, including accounting-related costs and significant management oversight. However, as the accounting acquirer in the Business Combination, we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the New York Stock Exchange (“NYSE”) listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures taken to date, or any measures taken in the future, will be sufficient to avoid potential future material weaknesses.
We may face litigation and other risks as a result of the material weakness in Capitol’s internal control over financial reporting.
Following the issuance of the SEC Statement, Capitol concluded that it was appropriate to restate its previously issued audited financial statements as of and for the year ended December 31, 2020. See “Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results” in this Annual Report. As part of the Restatement, we inherited a material weakness in our internal controls over financial reporting.
As a result of such material weakness, the Restatement, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we may face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of its financial statements. As of the date of this filing, we have no knowledge of any such litigation or dispute. However, we cannot provide any assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
General Risks
The obligations associated with being a public company involve significant expenses and have required and will continue to require significant resources and management attention, which may divert from our business operations.
As a privately held company, Old Doma had not been required to comply with many corporate governance and financial reporting practices and policies required of a publicly traded company. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing standards of the NYSE. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we have incurred and will continue to incur significant legal, accounting and other expenses. These expenses will increase once we are no longer an “emerging growth company” as defined under the JOBS Act or a “smaller reporting company.” Also, our entire management team and many of our other employees have devoted and will continue to devote substantial time to compliance.
These rules and regulations have and will continue to result in us incurring substantial legal and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.
If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, if we fail to meet the expectations and forecasts for our business provided by securities analysts, our stock price could decline.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We primarily operate through a network of leased properties, including largely office spaces. We believe our existing facilities are adequate to meet our current business requirements and that we will be able to find suitable space to accommodate any potential future expansion. Although the majority of our employees who utilize our office spaces are currently working remotely due to the COVID-19 pandemic, as of the date of this filing we still intend to occupy these locations when conditions safely permit. Our leased properties total approximately 309,551 square feet, with the most significant properties being our headquarters in San Francisco, California, our central operations in Irvine, California and our insurance underwriter’s offices in Miami, Florida.
The following table lists the principal facilities leased by us as of December 31, 2021:

Location	Function	Approximate Square Feet
San Francisco, CA	Headquarters	12,248
Irvine, CA	Central Operations	31,026
Miami, FL	Underwriting	9,973
We believe that our headquarters, operations and underwriting centers are generally adequate to meet our long-term needs and business goals. Our headquarters are currently located in the leased space at 101 Mission Street, Suite 740, San Francisco, California 94105.

Item 3. Legal Proceedings
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
Additionally, we may, from time to time, receive various inquiries from governmental regulators concerning practices in the title insurance industry or other matters. Management reviews all legal proceedings (which includes lawsuits and other legal and regulatory matters and inquiries) on an ongoing basis when making its accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome of the proceeding. For legal proceedings in which it is determined that a loss is both probable and reasonably estimable, a liability which represents our best estimate, based on known facts, will be recorded. Actual losses for a legal proceeding may differ materially from the amounts recorded, if any, and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While it is possible that some matters could be material to our operating results or cash flows in any particular period in the event of an unfavorable outcome, management does not believe the resolution of any such legal proceedings, individually or in the aggregate, will have a materially adverse effect on our financial position or results of operations.
See also the information set forth in Note 15 “Legal Matters” contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report and Part I, Item 1A “Risk Factors—Risks Related to Our Business and Industry—Litigation and legal proceedings filed by or against us and our subsidiaries could have a material adverse effect on our business, results of operations and financial condition,” which are incorporated by reference into this Item 3 of Part I.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for our Common Stock and Warrants
Our common stock and public warrants have been listed on the New York Stock Exchange under the symbol “DOMA” and “DOMA.WS,” respectively, since July 29, 2021. Prior to that date, and before the completion of the Business Combination, Capitol’s Class A common stock and public warrants were listed on the New York Stock Exchange under the symbol “CAP” and “CAP WS,” respectively.
Holders of Record
As of February 15, 2022, there were approximately 323,902,222 shares of common stock outstanding and 11,500,000 public warrants to purchase common stock outstanding, with 68 and 7 holders of record, respectively.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business, and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be at the discretion of our board of directors, subject to applicable laws and contractual obligations, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
Recent Sales of Unregistered Equity Securities

None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Reserved
Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Doma should be read together with the audited consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020, and 2019 together with the related notes thereto, contained in this Annual Report on Form 10-K (this “Annual Report”). Management’s Discussion and Analysis of Financial Condition and Results of Operations generally includes tables with 2 year financial performance, accompanied by narrative for 2021. For further discussion of prior period financial results, please refer to our Registration Statement on Form S-1 (No. 333-258942), as amended, filed with the SEC on September 3, 2021 and declared effective on September 8, 2021. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties and should be read in conjunction with the disclosures and information contained in “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A “Risk Factors” or in other parts of this Annual Report. Certain amounts may not foot due to rounding. All forward-looking statements in this Annual Report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.
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
Our Business Model
Today, we primarily originate, underwrite, and provide title, escrow and settlement services for the two most prevalent transaction types in the residential real estate market: purchase and refinance transactions. We operate and report our business through two complementary reporting segments, Distribution and Underwriting. See “—Basis of Presentation” below.
Our Distribution segment reflects the sale of our products and services, other than underwriting and insurance services reflected in our Underwriting segment, that we provide through our captive title agents and agencies (“Direct Agents”). We market our products and services through two channels to appeal to our referral partners and ultimately reach our customers, the individuals purchasing a new home or refinancing their existing mortgage:
•Doma Enterprise – we target partnerships with national lenders and mortgage originators that maintain centralized lending operations. Once a partnership has been established, we integrate our Doma Intelligence platform with the partner’s production systems, to enable frictionless order origination and fulfillment. Substantially all Doma Enterprise orders are underwritten by Doma.
•Local Markets (“Local”) – we target partnerships with realtors, attorneys and non-centralized loan originators via a 103-branch footprint across ten states as of December 31, 2021. For the year ended December 31, 2021, approximately 90% of our lender and owner policies from our Local channel were underwritten by Doma, while the remaining share was underwritten by third-party underwriters.
Our Underwriting segment reflects the sale of our underwriting and insurance services. These services are integrated with our Direct Agents channel and other non-captive title and escrow agents in the market (“Third-Party Agents”) through our captive title insurance carrier. For customers sourced through the Third-Party Agents channel, we retain a portion of the title premium (approximately 16%) in exchange for underwriting risk to our balance sheet. The Third-Party Agents channel includes the title underwriting and insurance services we provide to Lennar, a related party, for its home builder transactions.
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
•Customer acquisition costs – this category is comprised of sales payroll, sales commissions, customer success payroll, sales-related travel and entertainment, and an allocated portion of corporate marketing.
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
Costs are allocated to the segments to arrive at adjusted gross profit, our segment measure of profit and loss. Our accounting policies for segments are the same as those applied to our consolidated financial statements, except as described below under “—Key Components of Revenues and Expenses.” Inter-segment revenues and expenses are eliminated in consolidation. See Note 7 in our consolidated financial statements for a summary of our segment results and a reconciliation between segment adjusted gross profit and our consolidated loss before income taxes.
Significant Events and Transactions
The Business Combination
On the Closing Date, Capitol consummated the Business Combination with Old Doma, pursuant to the Agreement. In connection with the closing of the Business Combination, Old Doma changed its name to States Title Holding, Inc., Capitol changed its name to Doma Holdings, Inc. (“Doma”) and Old Doma became a wholly owned subsidiary of Doma. Doma continues the existing business operations of Old Doma as a publicly traded company. Refer to Note 3 to the consolidated financial statements for additional details on the Business Combination.
As a result of the Business Combination, we became the operating successor to an SEC-registered and New York Stock Exchange-listed shell company. Becoming public has required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and practices. Also, we have incurred additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources.
Impact of COVID-19 and Other Macroeconomic Trends
On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic. COVID-19 has resulted in significant macroeconomic impacts and market disruptions, particularly as federal, state, and local governments enacted emergency measures intended to combat the spread of the virus, including shelter-in-place orders, travel limitations, quarantine periods and social distancing. In response, we took appropriate measures to ensure the health and safety of our employees, customers and partners, including work-from-home policies. Depending on the location and timing, some of these measures still remain in place today.
We operate in the real estate industry and our business volumes are directly impacted by market trends for mortgage refinancing transactions, existing real estate purchase transactions, and new real estate purchase transactions, particularly in the residential segment of the market. Responses to the COVID-19 pandemic initially led to a material decline in purchase transactions. Subsequent U.S. federal stimulus measures, including interest rate reductions by the Federal Reserve, and local regulatory initiatives, such as permitting remote notarization, led to a quick recovery for the real estate industry and resulted in an increase in mortgage refinancing and purchase volumes, which we believe benefited our business model. These initiatives have also led to a greater demand for homes, higher home prices, and record low home inventories. While real estate transactions have largely returned to or exceeded pre-pandemic levels, we continue to monitor economic and regulatory developments closely as we navigate the volatility and uncertainty created by the pandemic.
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
The North American Title Acquisition
On January 7, 2019, we acquired from the Lennar Corporation (“Lennar”) its subsidiary, North American Title Insurance Company, which operated its title insurance underwriting business, and its third-party title insurance agency business, which was operated under its North American Title Company brand (collectively, the “Acquired Business”), for total stock and deferred cash consideration of $171.7 million (the “North American Title Acquisition”), including $87.0 million in the form of a seller financing note.
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
Since the North American Title Acquisition, we have implemented several initiatives to integrate and realign the operations of the Acquired Business. This includes transforming the Acquired Business’s retail agency operations by streamlining our physical branch footprint, consolidating branch back office functions into a common corporate operation, and implementing a common production platform across all our branches. We continue to invest in the development and rollout of the Doma Intelligence platform across our Local branch footprint. We expect to realize significant cost savings over time as manual processes are replaced with our proprietary machine learning platform and data science-driven approach to title and closing services. The benefits of this effort, particularly on margin growth, are likely to be realized gradually in future reporting periods. As a result, our recent results of operations, including for the years ended December 31, 2021, 2020, and 2019 may not be indicative of our results for future periods.

Key Operating and Financial Indicators
We regularly review several key operating and financial indicators to evaluate our performance and trends and inform management’s budgets, financial projections and strategic decisions.
The following table presents our key operating and financial indicators, as well as the relevant generally accepted accounting principles (“GAAP”) measures, for the periods indicated:

	Year Ended
	2021	2020
	(in thousands, except for open and closed order numbers)
Key operating data:
Opened orders	178,689	136,873
Closed orders	136,428	92,389
GAAP financial data:
Revenue(1)	$558,043	$409,814
Gross profit(2)	$103,261	$85,830
Net loss	$(113,056)	$(35,103)
Non-GAAP financial data(3):
Retained premiums and fees	$259,598	$189,671
Adjusted gross profit	$113,582	$91,645
Ratio of adjusted gross profit to retained premiums and fees	44%	48%
Adjusted EBITDA	$(71,592)	$(18,986)
_________________
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
Opened and closed orders
Opened orders represent the number of orders placed for title insurance and/or escrow services (which includes the disbursement of funds, signing of documents and recording of the transaction with the county office) through our Direct Agents, typically in connection with a home purchase or mortgage refinancing transaction. An order may be opened upon an indication of interest in a specific property from a customer and may be cancelled by the customer before or after the signing of a purchase or loan agreement. Closed orders represent the number of opened orders for title insurance and/or escrow services that were successfully fulfilled in each period with the issuance of a title insurance policy and/or provision of escrow services. Opened and closed orders do not include orders or referrals for title insurance from our Third-Party Agents. For avoidance of doubt, a closed order for a home purchase transaction typically results in the issuance of two title insurance policies, whereas a refinance transaction typically results in the issuance of one title insurance policy.
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
Our business strategy is focused on leveraging our Doma Intelligence platform to provide an overall improved customer and referral partner experience and to drive time and expense efficiencies principally in our Direct Agents channel. In our Third-Party Agents channel in contrast, we provide our underwriting expertise and balance sheet to insure the risk on policies referred by such Third-Party Agents and, for that service, we typically receive approximately 16% of the premium for the policy we underwrite. As such, we use retained premiums and fees, which is net of the impact of premiums retained by Third-Party Agents, as an important measure of the earning power of our business and our future growth trends, and believe it is useful to investors for the same reasons.
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
Net premiums written
We generate net premiums by underwriting title insurance policies and recognize premiums in full upon the closing of the underlying transaction. For some of our Third-Party Agents, we also accrue premium revenue for title insurance policies we estimate to have been issued in the current period but reported to us by the Third-Party Agent in a subsequent period. See “—Critical Accounting Policies and Estimates— Accrued net premiums written from Third-Party Agent referrals” below for further explanation of this accrual. For the years ended 2021 and 2020, the average time lag between the issuing of these policies by our Third-Party Agents and the reporting of these policies or premiums to us has been approximately three months. Net premiums written is inclusive of the portion of premiums retained by Third-Party Agents, which is recorded as an expense, as described below.
To reduce the risk associated with our underwritten insurance policies, we utilize reinsurance programs to limit our maximum loss exposure. Under our reinsurance treaties, we cede the premiums on the underlying policies in exchange for a ceding commission from the reinsurer and our net premiums written exclude such ceded premiums.
Our principal reinsurance quota share agreement covers instantly underwritten policies from refinance and home equity line of credit transactions under which we historically ceded 100% of the written premium of each covered policy during 2019, 2020, and during the period from January 1, 2021 through February 23, 2021. Pursuant to a renewed agreement, which became effective on February 24, 2021, we cede only 25% of the written premium on such instantly underwritten policies, up to a total reinsurance coverage limit of $80.0 million in premiums reinsured, after which we retain 100% of the written premium on instantly underwritten policies. This reduction in ceding percentage has resulted in higher net premiums written per transaction when compared to prior period results. Refer to Note 2 to the consolidated financial statements above for additional details on our reinsurance treaties.
Escrow, other title-related fees and other
Escrow fees and other title-related fees are charged for managing the closing of real estate transactions, including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, providing notary services, and other real estate or title-related activities. Other fees relate to various ancillary services we provide, including fees for rendering a cashier’s check, document preparation fees, homeowner’s association letter fees, inspection fees, lien letter fees and wire fees. We also recognize ceding commissions received in connection with reinsurance treaties, to the extent the amount of such ceding commissions exceeds reinsurance-related costs.
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
Investment, dividends and other income
Investment, dividends and other income are mainly generated from our investment portfolio. We primarily invest in fixed income securities, mainly composed of corporate debt obligations, U.S. government agency obligations, certificates of deposit, U.S. Treasuries and mortgage loans.
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
Provision for claims
Provision for claims expense is viewed by management to be comprised of three components: IBNR reserves, known claims loss and loss adjustment expense reserves, and escrow-related losses.
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

Other operating expenses
Other operating expenses are comprised of occupancy, maintenance and utilities, product taxes (for example, state taxes on premiums written), professional fees (including legal, audit and other third-party consulting costs), software licenses and sales tools, travel and entertainment costs, and depreciation and amortization, among other costs.
Change in fair value of Warrant and Sponsor Covered Shares liabilities
Change in fair value of Warrant and Sponsor Covered Shares liabilities consists of unrealized gains and losses as a result of recording our Warrants and Sponsor Covered Shares to fair value at the end of each reporting period.
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
Results of Operations
We discuss our historical results of operations below, on a consolidated basis and by segment. Past financial results are not indicative of future results. As previously mentioned, our results of operations include tables with two years of financial performance, accompanied by narrative for 2021 as compared to 2020. For further discussion of prior period financial results, refer to our Registration Statement on Form S-1 (No. 333-258942), as amended, filed with the SEC on September 3, 2021 and declared effective on September 8, 2021.

Year Ended December 31, 2021 Compared to the Year Ended Ended December 31, 2020
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$475,352	$345,608	$129,744	38%
Escrow, other title-related fees and other	79,585	61,275	18,310	30%
Investment, dividend and other income	3,106	2,931	175	6%
Total revenues	$558,043	$409,814	$148,229	36%
Expenses:
Premiums retained by Third-Party Agents	$298,445	$220,143	$78,302	36%
Title examination expense	22,137	16,204	5,933	37%
Provision for claims	21,335	15,337	5,998	39%
Personnel costs	238,134	143,526	94,608	66%
Other operating expenses	79,951	43,285	36,666	85%
Total operating expenses	$660,002	$438,495	$221,507	51%
Loss from operations	(101,959)	(28,681)	(73,278)	255%
Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	6,691	—	6,691	*
Interest expense	(16,861)	(5,579)	(11,282)	202%
Loss before income taxes	(112,129)	(34,260)	(77,869)	227%
Income tax expense	$(927)	$(843)	$(84)	10%
Net loss	$(113,056)	$(35,103)	$(77,953)	222%
* = Not presented as prior period amount is zero
Revenue
Net premiums written. Net premiums written increased by $129.7 million, or 38%, for the year ended December 31, 2021 compared to the same period in the prior year, driven by a 46% increase in premiums from our Direct Agents channel and a 35% increase in premiums from our Third-Party Agents channel.
For the year ended December 31, 2021, Direct Agents premium growth was driven by closed order growth of 48%. Closed order growth overall increased due to new customer and referral partner acquisitions, increased wallet share with existing referral partners, an expanding geographical footprint, and market conditions resulting in the higher volume of refinance orders. Closed order growth was offset by lower average premiums per Direct Agent order of 2%, due to a higher share of refinance orders during the course of the year.
Third-Party Agent growth reflects the results of management’s continued efforts to increase wallet share capture from existing Third-Party Agents as well as efforts to generate new agent relationships to accelerate growth. The rise in premiums was also driven by an overall increase in market activity due to the low interest rate environment.
Escrow, other title-related fees and other. Escrow, other title-related fees and other increased $18.3 million, or 30%, for the year ended December 31, 2021 compared to the same period in the prior year, driven by the corresponding closed order growth, offset by the higher mix of Doma Enterprise closed orders, which carry a lower price point as compared to the Local channel.

Investment, dividend and other income. Investment, dividend and other income increased $0.2 million or 6% for the year ended December 31, 2021 compared to the same period in the prior year, primarily due to one-time realized gains on investments from portfolio rebalancing.
Expenses
Premiums retained by Third-Party Agents. Premiums retained by third-party agents increased by $78.3 million, or 36%, for the year ended December 31, 2021 compared to the same period in the prior year. The increase was driven principally by the growth in underwritten policies referred by Third-Party Agents, and there was no material change in average commissions paid to our Third-Party Agents.
Title examination expense. Title examination expense increased by $5.9 million, or 37%, for the year ended December 31, 2021 compared to the same periods in the prior year, principally due to growth in Direct Agent closed orders and premiums written.
Provision for claims. Provision for claims increased by $6.0 million, or 39%, for the year ended December 31, 2021 compared to the same period in the prior year primarily due to new business written premiums from the corresponding periods. The provision for claims, expressed as a percentage of net premiums written, was 4.5% and 4.4% for the year ended December 31, 2021 and 2020, respectively. The reported loss emergence in both periods on policies issued in prior years was lower than expected.
Personnel costs. Personnel costs increased by $94.6 million, or 66%, for the year ended December 31, 2021 compared to the same period in the prior year, due to investments in direct labor and customer acquisition, the expansion of our corporate support functions to enhance public company readiness, and an increase in operations and management staff supporting the direct agents channel as the organization invests in driving growth of Doma Intelligence-enabled closings.
Other operating expenses. Other operating expenses increased by $36.7 million, or 85%, for the year ended December 31, 2021 compared to the same period in the prior year, driven by 116% higher corporate support expenses to operate as a public company, higher operating expenses to support revenue growth such as hardware and software purchases, higher amortization expenses related to investments in the development of the Doma Intelligence platform, and higher amortization of intangibles related to our rebranding to “Doma.” Depreciation and amortization increased by $4.5 million, or 77%, respectively, for the year ended December 31, 2021 compared to the same period in the prior year.
Change in fair value of Warrant and Sponsor Covered Shares liabilities. The change in the fair value of Warrant and Sponsor Covered Shares (as defined in Note 2) liabilities increased by $6.7 million for the year ended December 31, 2021 compared to the same period in the prior year due to the addition of these liabilities from the Business Combination in 2021.
Interest expense. Interest expense increased by $11.3 million, or 202%, for the year ended December 31, 2021 compared to the same period in the prior year, due to a higher amount of debt outstanding as well as a higher effective interest rate in 2021, which is a result of the funding of the new $150.0 million Senior Debt facility during the first quarter of 2021.

Supplemental Segment Results Discussion – Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
The following table sets forth a summary of the results of operations for our Distribution and Underwriting segments for the years indicated. See “—Basis of Presentation” above.

	Year Ended December 31, 2021				Year Ended December 31, 2020
	Distribution	Underwriting	Eliminations	Consolidated	Distribution	Underwriting	Eliminations	Consolidated
	(in thousands)
Net premiums written	$—	$476,328	$(976)	$475,352	$—	$345,608	$—	$345,608
Escrow, other title-related fees and other (1)	177,069	3,520	(101,004)	79,585	129,590	2,099	(70,414)	61,275
Investment, dividend and other income	205	2,901	—	3,106	699	2,232	—	2,931
Total revenue	$177,274	$482,749	$(101,980)	$558,043	$130,289	$349,939	$(70,414)	$409,814
Premiums retained by agents (2)	—	400,425	(101,980)	298,445	—	290,557	(70,414)	220,143
Direct labor (3)	81,204	8,412	—	89,616	55,334	6,820	—	62,154
Other direct costs (4)	23,726	11,339	—	35,065	16,912	3,623	—	20,535
Provision for title claim losses	2,257	19,078	—	21,335	1,415	13,922	—	15,337
Adjusted gross profit (5)	$70,087	$43,495	$—	$113,582	$56,628	$35,017	$—	$91,645

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
Distribution segment revenue increased by $47.0 million, or 36%, for the year ended December 31, 2021 compared to the same period in the prior year driven by the closed order growth of 48% discussed above. Revenue from closed order growth was somewhat offset by the higher mix of Doma Enterprise closed orders, which carry a lower price point as compared to the Local channel. Underwriting segment revenue increased by $132.8 million, or 38%, for the year ended December 31, 2021 compared to the same period in the prior year, reflecting significant growth in title policies underwritten from both Direct and Third-Party Agents.
Distribution segment adjusted gross profit improved $13.5 million, or 24%, for the year ended December 31, 2021 compared to the same period in the prior year, driven principally by closed order growth offset by the higher mix of Doma Enterprise closed orders, which carry a lower margin as compared to the Local channel. Underwriting segment adjusted gross profit increased by $8.5 million, or 24%, for the year ended December 31, 2021 compared to the same period in the prior year, reflecting increased demand across all channels of the business offset by increases in direct expenses.
Supplemental Key Operating and Financial Indicators Results Discussion – Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
The following table presents our key operating and financial indicators, including our non-GAAP financial measures, for the periods indicated, and the changes between periods. This discussion should be read only as a supplement to the discussion of our GAAP results above. See “—Non-GAAP Financial Measures” below for important information about the non-GAAP financial measures presented below and their reconciliation to the respective most closely comparable GAAP measures.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages and open and closed order numbers)
Opened orders	178,689	136,873	41,816	31%
Closed orders	136,428	92,389	44,039	48%
Retained premiums and fees	$259,598	$189,671	$69,927	37%
Adjusted gross profit	113,582	91,645	21,937	24%
Ratio of adjusted gross profit to retained premiums and fees	44%	48%	(4) p.p	(8)%
Adjusted EBITDA	$(71,592)	$(18,986)	$(52,606)	277%
Opened and closed orders
For the year ended December 31, 2021, we opened 178,689 orders and closed 136,428 orders, an increase of 31% and 48%, respectively, over the same period in the prior year. Closed orders increased 387% year over year in our Doma Enterprise channel due to new customer and referral partner acquisitions, increased wallet share with existing referral partners, and an expanded geographical footprint. Closed orders decreased slightly by 1% in our Local channel in the year ended December 31, 2021 compared to the same period in the prior year due to the contracting refinance market that occurred during the second half of 2021, which was partially offset by growth in purchase orders.
Retained premiums and fees
Retained premiums and fees increased by $69.9 million, or 37%, for the year ended December 31, 2021 compared to the same periods in the prior year, driven by strong closed order and title policy growth across Direct and Third-Party Agents, respectively.
Adjusted gross profit
Adjusted gross profit increased by $21.9 million, or 24%, for the year ended December 31, 2021 compared to the same period in the prior year, due to growth in retained premiums and fees of $69.9 million in the same period. The growth in retained premiums and fees was partially offset by investments in fulfillment infrastructure to support future growth.
Ratio of adjusted gross profit to retained premiums and fees
The ratio of adjusted gross profit to retained premiums and fees decreased 4 percentage points for the year ended December 31, 2021 compared to the same period in the prior year due to the higher mix of Doma Enterprise closed orders, which carry a lower price point as compared to the Local channel. Contributing to the decrease in the ratio was higher direct labor expenses of $27.5 million, or 44%, for the year ended December 31, 2021 compared to the same period in the prior year. The rise in direct labor expenses exceeded retained premium and fees growth as fulfillment labor was hired in advance of future volume growth, and the organization experienced redundancies in fulfillment staff as it migrated Local volume to Doma Intelligence.
Adjusted EBITDA
Adjusted EBITDA decreased by $52.6 million, or 277%, to negative $71.6 million for the year ended December 31, 2021, driven by $74.6 million of higher operating costs from investments in corporate support functions to successfully operate as a public company, research and development, and operations and management staff to support growth and the transformation of the Direct Agents channel. This was offset by a $21.9 million improvement in adjusted gross profit.
Non-GAAP Financial Measures
The non-GAAP financial measures described in this prospectus should be considered only as supplements to results prepared in accordance with GAAP and should not be considered as substitutes for GAAP results. These measures, retained premiums and fees, adjusted gross profit, and adjusted EBITDA, have not been calculated in accordance with GAAP and are therefore not necessarily indicative of our trends or profitability in accordance with GAAP. These measures exclude or otherwise adjust for certain cost items that are required by GAAP. Further, these measures may be defined and calculated differently than similarly-titled measures reported by other companies, making it difficult to compare our results with the results of other companies. We caution investors against undue reliance on our non-GAAP financial measures as a substitute for our results in accordance with GAAP.
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
Retained premiums and fees
The following presents our retained premiums and fees and reconciles the measure to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenue	$558,043	$409,814
Minus:
Premiums retained by Third-Party Agents	298,445	220,143
Retained premiums and fees	$259,598	$189,671
Minus:
Direct labor	89,616	62,154
Provision for claims	21,335	15,337
Depreciation and amortization	10,321	5,815
Other direct costs(1)	35,065	20,535
Gross Profit	$103,261	$85,830
________________
(1)Includes title examination expense, office supplies, and premium and other taxes.
Adjusted gross profit
The following table reconciles our adjusted gross profit to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Gross Profit	$103,261	$85,830
Adjusted for:
Depreciation and amortization	10,321	5,815
Adjusted Gross Profit	$113,582	$91,645
Adjusted EBITDA

The following table reconciles our adjusted EBITDA to our net loss, the most closely comparable GAAP financial measure, for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net loss (GAAP)	$(113,056)	$(35,103)
Adjusted for:
Depreciation and amortization	10,321	5,815
Interest expense	16,861	5,579
Income taxes	927	843
EBITDA	$(84,947)	$(22,866)
Adjusted for:
Stock-based compensation	20,046	2,495
COVID-related severance costs	—	1,385
Change in fair value of warrant and sponsor covered shares liabilities	(6,691)	—
Adjusted EBITDA	$(71,592)	$(18,986)
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
We had $383.8 million in cash and cash equivalents as of December 31, 2021. We believe our operating cash flows, together with our cash on hand, and the cash proceeds from the Business Combination and the related private placement, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Annual Report.
We may need additional cash due to changing business conditions or other developments, including unanticipated regulatory developments and competitive pressures. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing.
Debt
Lennar seller financing note
As part of the North American Title Acquisition, Lennar issued us a note for $87.0 million on January 7, 2019 with a maturity date of January 7, 2029. Cash interest on the note accrued at one-month LIBOR plus a fixed rate of 8.5% per annum on a “pay-in-kind” (“PIK”) basis. Old Doma repaid the note in full in January 2021, after making several principal prepayments in 2019 and 2020.
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

The Senior Debt is secured by a first-priority pledge and security interest in substantially all of the assets of our wholly owned subsidiary States Title (which represents substantially all of our assets), including the assets of any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). The Senior Debt is subject to customary affirmative and negative covenants, including limits on the incurrence of debt and restrictions on acquisitions, sales of assets, dividends and certain restricted payments. The Senior Debt is also subject to two financial maintenance covenants, related to liquidity and revenues. The liquidity covenant requires States Title to have at least $20.0 million of liquidity, calculated as of the last day of each month, as the sum of (i) our unrestricted cash and cash equivalents and (ii) the aggregate unused and available portion of any working capital or other revolving credit facility. The revenue covenant, which is tested as of the last day of each fiscal year, requires that States Title’s consolidated GAAP revenue for the year to be greater than $130.0 million. The Senior Debt is subject to customary events of default and cure rights. As of December 31, 2021, States Title is in compliance with all Senior Debt covenants.
Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 4.2 million shares of our common stock.
Other commitments and contingencies
Our commitments for leases, related to our office space and equipment, amounted to $37.8 million as of December 31, 2021 of which $9.4 million is payable in 2022. Refer to Note 15 to our consolidated financial statements for a summary of our future commitments. Our headquarters lease expires in 2024. As of December 31, 2021, we did not have any other material commitments for cash expenditures. We also administer escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. Such deposits are not reflected on our balance sheet, but we could be contingently liable for them under certain circumstances (for example, if we dispose of escrowed assets). Such contingent liabilities have not materially impacted our results of operations or financial condition to date and are not expected to do so in the near term.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(56,329)	$(9,274)
Net cash used in investing activities	(23,128)	(63,033)
Net cash provided by financing activities	351,263	42,661
Operating Activities
In 2021, net cash used in operating activities was $56.3 million driven by the net loss of $113.1 million, cash paid for prepaid expenses of $6.2 million and non-cash costs relating to the change in the fair value of warrant and Sponsor Covered Shares liabilities of $6.7 million. This was offset by increases of accrued expenses and other liabilities of $17.7 million, increases of the liability for loss and loss adjustment expenses of $10.5 million, non-cash stock-based compensation expense of $19.7 million and non-cash depreciation and amortization of $10.3 million.
In 2020, net cash used in operating activities was $9.3 million driven by the net loss of $35.1 million and cash paid for prepaid expenses of $2.3 million. This was offset by increases of accrued expenses and other liabilities of $5.1 million, increases of the liability for loss and loss adjustment expenses of $7.0 million, non-cash paid in kind interest expense of $6.5 million and non-cash depreciation and amortization of $5.8 million.

Investing Activities
Our capital expenditures have historically consisted mainly of costs incurred in the development of the Doma Intelligence platform. Our other investing activities generally consist of transactions in fixed maturity investment securities to provide regular interest payments.
In 2021, net cash used in investing activities was $23.1 million, and reflected $36.2 million of purchases of investments offset by $44.3 million of proceeds from the sale of investments. Cash paid for fixed assets was $32.2 million in the same period, largely consisting of technology development costs related to the Doma Intelligence platform.
In 2020, net cash used in investing activities was $63.0 million and reflected $66.4 million of purchases of investments offset by $18.8 million of proceeds from the sale of investments. In the same period, cash paid for fixed assets was $17.0 million, largely consisting of technology development costs related to Doma Intelligence. We also received $1.6 million from the sale of a title plant in the same period.
Financing Activities
Net cash provided by financing activities was $351.3 million in 2021, reflecting $625.0 million in proceeds from the Business Combination and PIPE Investment (as defined in Note 3) and $150.0 million of proceeds from the Senior Debt. This increase was offset by $294.9 million in redemptions of redeemable common and preferred stock and $66.0 million in payment of costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment. The net cash provided by financing activities was also offset by the $65.5 million repayment of the Lennar seller financing note.
Net cash provided by financing activities was $42.7 million in 2020, reflecting $70.7 million in proceeds from the issuance of Series C preferred stock, offset by a $28.4 million payment on the Lennar seller financing note.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. Preparation of the financial statements requires management to make several judgments, estimates and assumptions relating to the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We evaluate our significant estimates on an ongoing basis, including, but not limited to, liability for loss and loss adjustment expenses, goodwill and accrued net premiums written from Third-Party Agent referrals, and the Sponsor Covered Shares liability. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 to our annual audited consolidated financial statements. Our critical accounting estimates are described below.
Liability for loss and loss adjustment expenses
Our liability for loss and loss adjustment expenses include mainly reserves for known claims as well as reserves for IBNR claims. Each known claim is reserved based on our estimate of the costs required to settle the claim.
IBNR is a loss reserve that primarily reflects the sum of expected losses for unreported claims. The expense is calculated by applying a loss provision rate to total title insurance premiums. With the assistance of a third-party actuarial firm, we determine the loss provision rate for the policies written in the current and prior years. This assessment considers factors such as historical experience and other factors, including industry trends, claim loss history, legal environment, geographic considerations and the types of title insurance policies written (i.e., real estate purchase or refinancing transactions). The loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years’ policies. The provision rate on prior year policies will continue to change as actual experience on those specific policy years develop. As the Company’s claims experience matures, we refine estimates on prior policy years to put more consideration to the Company’s actual claims experience as compared to industry experience. Changes in the loss provision rate for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. For example, a 50 basis point increase or decrease in the current estimated 2021 loss provision rate would result in a $2.8 million corresponding increase or decrease to IBNR.
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
Our total loss reserve as of December 31, 2021 amounted to $80.3 million, which we believe, based on historical claims experience and actuarial analyses, is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2021.
A summary of the Company’s loss reserves is as follows:

	Year Ended December 31,
	2021		2020
	($ in thousands)
Known title claims	$7,578	9%	$4,727	7%
IBNR title claims	72,621	90%	64,390	92%
Total title claims	$80,199	99%	$69,117	99%
Non-title claims	68	1%	683	1%
Total loss reserves	$80,267	100%	$69,800	100%
We continually review and adjust our reserve estimates to reflect loss experience and any new information that becomes available.
Goodwill
We have significant goodwill on our balance sheet related to acquisitions as goodwill represents the excess of the acquisition price over the fair value of net assets acquired and liabilities assumed in a business combination. Goodwill is tested and reviewed annually for impairment on October 1 of each year, and between annual tests if events or circumstances arise that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In addition, an interim impairment test may be completed upon a triggering event or when there is a reorganization of reporting structure or disposal of all or a portion of a reporting unit. As of December 31, 2021, we had $111.5 million of goodwill, relating to the North American Title Acquisition, of which $88.1 million and $23.4 million was allocated to our Distribution and Underwriting reporting units, respectively.
In performing our annual goodwill impairment test, we first perform a qualitative assessment, which requires that we consider significant estimates and assumptions regarding macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit or other factors that have the potential to impact fair value. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair values of our reporting units are greater than the carrying amounts, then the quantitative goodwill impairment test is not performed, as goodwill is not considered to be impaired. However, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying value, then a quantitative assessment is performed. For the quantitative assessment, the determination of estimated fair value of our reporting units requires us to make assumptions about future discounted cash flows, including profit margins, long-term forecasts, discount rates and terminal growth rates and, if possible, a comparable market transaction model. If, based upon the quantitative assessment, the reporting unit fair value is less than the carrying amount, a goodwill impairment is recorded equal to the difference between the carrying amount of the reporting unit’s goodwill and its fair value, not to exceed the carrying value of goodwill allocated to that reporting unit, and a corresponding impairment loss is recorded in the consolidated statements of operations.

We conducted our annual goodwill impairment test as of October 1, 2021. We determined, after performing a qualitative review of each reporting unit, that the fair value of each reporting unit exceeded its respective carrying value. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. We did not identify any events, changes in circumstances, or triggering events since the performance of our annual goodwill impairment test that would require us to perform an interim goodwill impairment test during the year.
Accrued net premiums written from Third-Party Agent referrals
We recognize revenues on title insurance policies issued by Third-Party Agents when notice of issuance is received from Third-Party Agents, which is generally when cash payment is received. In addition, we estimate and accrue for revenues on policies sold but not reported by Third-Party Agents as of the relevant balance sheet closing date. This accrual is based on historical transactional volume data for title insurance policies that have closed and were not reported before the relevant balance sheet closing, as well as trends in our operations and in the title and housing industries. There could be variability in the amount of this accrual from period to period and amounts subsequently reported to us by Third-Party Agents may differ from the estimated accrual recorded in the preceding period. If the amount of revenue subsequently reported to us by Third-Party Agents is higher or lower than our estimate, we record the difference in revenue in the period in which it is reported. The time lag between the closing of transactions by Third-Party Agents and the reporting of policies, or premiums from policies issued by Third-Party Agents to us has been approximately three months. In addition to the premium accrual, we also record accruals for the corresponding direct expenses related to this revenue, including premiums retained by Third-Party Agents, premium taxes, and provision for claims.
Sponsor Covered Shares liability
The Sponsor Covered Shares, as described in Note 3, will become vested contingent upon the price of our common stock exceeding certain thresholds or upon some strategic events, which include events that are not indexed to our common stock.
We obtained a third-party valuation of the Sponsor Covered Shares as of July 28, 2021 (i.e., the Closing Date) and December 31, 2021 using the Monte Carlo simulation methodology and based upon market inputs regarding stock price, dividend yield, expected term, volatility and risk-free rate. The share price represents the trading price as of each valuation date. The expected dividend yield is zero as we have never declared or paid cash dividends and have no current plans to do so during the expected term. The expected term represents the vesting period, which is 9.6 years years. The expected volatility of 55.0% was calculated based on the average of (i) the Doma implied volatility calculated using longest term stock option. (ii) the Doma implied warrant volatility using the term of the Public and Private Warrants and (iii) median leverage adjusted (asset) volatility calculated using a set of Guideline Public Companies (“GPCs”). Volatility for the GPCs was calculated over a lookback period of 9.6 years years (or longest available data for GPCs whose trading history was shorter than 9.6 years years), commensurate with the contractual term of the Sponsor Covered Shares. The risk-free rate utilizes the 10-year U.S. Constant Maturity. Finally, the annual change in control probability is estimated to be 2.0%.
As of December 31, 2021, the Sponsor Covered Shares liability amounted to $5.4 million.
New Accounting Pronouncements
For information about recently issued accounting pronouncements, refer to Note 2 to our consolidated financial statements included elsewhere in this filing.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
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
Additionally, we analyze potential changes in the value of our investment portfolio due to the market risk factors noted above within the overall context of asset and liability management. A technique we use in the management of our investment portfolio is the calculation of duration. Our actuaries estimate the payout pattern of our reserve liabilities to determine their duration, which is the present value of the weighted average payments expressed in years. We then establish a target duration for our investment portfolio so that at any given time the estimated cash generated by the investment portfolio will closely match the estimated cash required for the payment of the related reserves. We structure the investment portfolio to meet the target duration to achieve the required cash flow, based on liquidity and market risk factors.
The Company’s debt security portfolio is subject to credit risk. For further information on the credit quality of the Company’s investment portfolio at December 31, 2021, see Note 4 to the consolidated financial statements.
The Company also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under our reinsurance programs. For information on our reinsurance programs, see Note 2 to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Doma Holdings, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2021	2020
Assets
Cash and cash equivalents	$379,702	$111,893
Restricted cash	4,126	129
Investments:
Fixed maturities
Held-to-maturity debt securities, at amortized cost	67,164	65,406
Available-for-sale debt securities, at fair value (amortized cost $7,139 in 2020)	—	8,057
Equity securities, at fair value (cost $2,000 in 2020)	—	2,119
Mortgage loans	2,022	2,980
Other invested assets	325	—
Total investments	$69,511	$78,562
Receivables (net of allowance for doubtful accounts of $1,082 and $492 at December 31, 2021 and 2020, respectively)	15,498	15,244
Prepaid expenses, deposits and other assets	15,692	7,365
Fixed assets (net of accumulated depreciation of $19,543 and $13,813 at December 31, 2021 and 2020, respectively)	45,953	21,661
Title plants	13,952	14,008
Goodwill	111,487	111,487
Trade names (net of accumulated amortization of $3,187 at December 31, 2020)	—	2,684
Total assets	$655,921	$363,033

Liabilities and stockholders’ equity
Accounts payable	$6,930	$6,626
Accrued expenses and other liabilities	54,149	33,044
Senior secured credit agreement, net of debt issuance costs and original issue discount	141,769	—
Loan from a related party	—	65,532
Liability for loss and loss adjustment expenses	80,267	69,800
Warrant liabilities	16,467	—
Sponsor Covered Shares liability	5,415	—
Total liabilities	$304,997	$175,002

Commitments and contingencies (see Note 15)

Stockholders’ equity:
Series A preferred stock, 0.0001 par value; 0 shares authorized at December 31, 2021; 0 and 43,737,586 shares issued and outstanding as of December 31, 2021 and 2020, respectively	$—	$1
Series A-1 preferred stock, 0.0001 par value; 0 shares authorized at December 31, 2021; 0 and 48,913,906 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	1
Series A-2 preferred stock, 0.0001 par value; 0 shares authorized at December 31, 2021; 0 and 14,003,187 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Series B preferred stock, 0.0001 par value; 0 shares authorized at December 31, 2021; 0 and 15,838,828 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Series C preferred stock, 0.0001 par value; 0 shares authorized at December 31, 2021; 0 and 60,665,631 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	1
Common stock, 0.0001 par value; 2,000,000,000 shares authorized at December 31, 2021; 323,347,806 and 62,832,307 shares issued and outstanding as of December 31, 2021 and 2020, respectively	33	1
Additional paid-in capital	543,070	266,464
Accumulated deficit	(192,179)	(79,123)
Accumulated other comprehensive income	—	686
Total stockholders’ equity	$350,924	$188,031
Total liabilities and stockholders’ equity	$655,921	$363,033
The accompanying notes are an integral part of these consolidated financial statements.

Doma Holdings, Inc.
Consolidated Statements of Operations

	Year ended December 31,
(In thousands, except share and per share information)	2021	2020	2019
Revenues:
Net premiums written (1)	$475,352	$345,608	$292,707
Escrow, other title-related fees and other	79,585	61,275	62,017
Investment, dividend and other income	3,106	2,931	3,361
Total revenues	$558,043	$409,814	$358,085

Expenses:
Premiums retained by Third-Party Agents (2)	$298,445	$220,143	$178,265
Title examination expense	22,137	16,204	14,383
Provision for claims	21,335	15,337	12,285
Personnel costs	238,134	143,526	130,876
Other operating expenses	79,951	43,285	39,744
Total operating expenses	$660,002	$438,495	$375,553

Loss from operations	$(101,959)	$(28,681)	$(17,468)

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	6,691	—	—
Interest expense	(16,861)	(5,579)	(9,282)
Loss before income taxes	$(112,129)	$(34,260)	$(26,750)

Income tax expense	(927)	(843)	(387)
Net loss	$(113,056)	$(35,103)	$(27,137)

Earnings per share:
Net loss per share attributable to stockholders - basic and diluted	$(0.64)	$(0.56)	$(0.45)
Weighted average shares outstanding common stock - basic and diluted	177,150,914	62,458,039	60,314,163
The accompanying notes are an integral part of these consolidated financial statements.
__________________
(1)Net premiums written includes revenues from a related party of $114.2 million, $88.6 million, and $73.1 million for the years ended December 31, 2021, 2020, and 2019, respectively (see Note 14 to our consolidated financial statements).
(2)Premiums retained by Third-Party Agents includes expenses associated with a related party of $92.5 million, $71.2 million, and $59.9 million during the years ended December 31, 2021, 2020, and 2019, respectively (see Note 14 to our consolidated financial statements).

Doma Holdings, Inc.
Consolidated Statements of Comprehensive Loss

	Year ended December 31,
(In thousands)	2021	2020	2019
Net loss	$(113,056)	$(35,103)	$(27,137)
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale debt securities, net of tax	(179)	176	510
Reclassification adjustment for realized gain on sale of available-for-sale debt securities, net of tax	(507)	—	—
Comprehensive loss	$(113,742)	$(34,927)	$(26,627)
The accompanying notes are an integral part of these consolidated financial statements.

Doma Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock Series A		Preferred Stock Series A-1		Preferred Stock Series A-2		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in-Capital	Accumulated Deficit		Non-Controlling Interest		Accumulated Other Comprehensive Income		Stockholders' Equity
(In thousands, except share information)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2019	7,295,759	$1	—	$—	—	$—	—	$—	—	$—	10,098,071	$1	$10,382	$(16,701)	—	$(182)	—	$—	—	$(6,499)
Retroactive application of recapitalization	36,441,827	—	—	—	—	—	—	—	—	—	50,439,190	—	—	—		—		—		—
As adjusted, beginning of period	43,737,586	$1	—	$—	—	$—	—	$—	—	$—	60,537,261	$1	$10,382	$(16,701)		$(182)		$—		$(6,499)
Issuance of Series A-1 preferred stock as part of the North American Title Acquisition	—	—	41,993,289	1	—	—	—	—	—	—	—	—	50,141	(182)		182		—		50,142
Issuance of Series A-1 preferred stock to First Title	—	—	628,113	—	—	—	—	—	—	—	—	—	750	—		—		—		750
Conversion of convertible notes	—	—	6,292,504	—	14,003,187	—	—	—	—	—	—	—	22,533	—		—		—		22,533
Issuance of Series A preferred stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	34,473	—		—		—		34,473
Issuance of Series B preferred stock, net of financing costs	—	—	—	—	—	—	15,838,828	—	—	—	—	—	24,950	—		—		—		24,950
Issuance of Series C preferred stock, net of financing costs	—	—	—	—	—	—	—	—	25,599,456	—	—	—	51,513	—		—		—		51,513
Purchase of First Title's ownership in FTS Agency	—	—	—	—	—	—	—	—	—	—	—	—	(2,975)	—		—		—		(2,975)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	1,206,157	—	29	—		—		—		29
Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	—	—	—	899	—		—		—		899
Grants of RSAs	—	—	—	—	—	—	—	—	—	—	2,078,665	—	—	—		—		—		—
Vesting of early exercised stock options issued under notes	—	—	—	—	—	—	—	—	—	—	—	—	157	—		—		—		157
Cancellations of nonvested early exercised stock options issued under notes	—	—	—	—	—	—	—	—	—	—	(1,630,382)	—	—	—		—		—		—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(27,137)		—		—		(27,137)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—		510		510
Balance, December 31, 2019	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	25,599,456	$—	62,191,701	$1	$192,852	$(44,020)		$—		$510		$149,345
Issuance of Series C preferred stock, net of financing costs	—	—	—	—	—	—	—	—	35,066,175	1	—	—	70,701	—		—		—		70,702
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	640,606	—	416	—		—		—		416
Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	—	—	—	2,495	—		—		—		2,495
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(35,103)		—		—		(35,103)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—		176		176
Balance, December 31, 2020	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	62,832,307	$1	$266,464	$(79,123)		$—		$686		$188,031
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	5,058,976	—	2,968	—		—		—		2,968
Exercise of stock warrants	—	—	28,870,387	—	—	—	—	—	—	—	—	—	187	—		—		—		187
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	19,673	—		—		—		19,673
Original issue discount on senior secured credit agreement	—	—	—	—	—	—	—	—	—	—	—	—	18,519	—		—		—		18,519
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(113,056)		—		—		(113,056)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—		(686)		(686)
Conversion of preferred stock to common stock	(43,737,586)	(1)	(77,784,293)	(1)	(14,003,187)	—	(15,838,828)	—	(60,665,631)	(1)	212,029,525	21	4	—		—		—		22
Conversion of common stock	—	—	—	—	—	—	—	—	—	—	(1,227,451)	—	30,080	—		—		—		30,080
Issuance of common stock in connection with Business Combination and PIPE Investment	—	—	—	—	—	—	—	—	—	—	44,654,449	5	259,392	—		—		—		259,397
Par value change for Old Doma Common Stock	—	—	—	—	—	—	—	—	—	—	—	6	—	—		—		—		6
Costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	—	—	—	—	—	—	—	—	—	—	(54,217)	—		—		—		(54,217)
Balance, December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	323,347,806	$33	$543,070	$(192,179)		$—		$—		$350,924

The accompanying notes are an integral part of these consolidated financial statements.

Doma Holdings, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2021	2020	2019
Cash flow from operating activities:
Net loss	$(113,056)	$(35,103)	$(27,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - paid in kind	8,817	6,462	9,369
Depreciation and amortization	10,321	5,815	1,880
Stock-based compensation expense	19,673	2,495	899
Amortization of debt issuance costs and original issue discount	2,050	—	—
Amortization of premiums and accretion of discounts on held-to-maturity securities, net	1,224	566	90
Provision for doubtful accounts	1,230	424	210
Deferred income taxes	794	739	277
Realized (gain) loss on sale of investments	(952)	(146)	6
Net unrealized loss (gain) on equity securities	119	(54)	(217)
(Gain) loss on disposal of fixed assets and title plants	(10)	(345)	56
Change in fair value of warrant and Sponsor Covered Shares liabilities	(6,691)	—	—
Change in operating assets and liabilities:
Accounts receivable	(2,149)	(2,243)	1,565
Prepaid expenses, deposits and other assets	(6,214)	(2,261)	(591)
Accounts payable	304	2,209	(5,055)
Accrued expenses and other liabilities	17,744	5,126	12,036
Liability for loss and loss adjustments expenses	10,467	7,042	3,492
Net cash used in operating expenses	$(56,329)	$(9,274)	$(3,120)
Cash flow from investing activities:
Purchase of Acquired Business of NATG, net of cash acquired	$—	$—	$37,270
Acquisition of FTS Agency	—	—	(1,725)
Proceeds from sales, calls and maturities of investments: Held-to-maturity	33,535	18,408	42,191
Proceeds from sales, calls and maturities of investments: Available-for-sale	7,817	—	1,013
Proceeds from sales of investments: Equity securities	2,000	—	—
Proceeds from sales and principal repayments of investments: Mortgage loans	958	390	3,473
Purchase of investments: Held-to-maturity	(36,241)	(65,403)	(9,489)
Purchase of investments: Available-for-sale	—	—	(4,142)
Purchase of investments: Equity securities	—	(1,000)	—
Proceeds from sales of fixed assets	306	—	—
Purchases of fixed assets	(32,169)	(17,013)	(6,990)
Proceeds from sale of title plants and dividends from title plants	666	1,585	—
Net cash (used in) provided by investing activities	$(23,128)	$(63,033)	$61,601
The accompanying notes are an integral part of these consolidated financial statements.

Doma Holdings, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2021	2020	2019
Cash flow from financing activities:
Proceeds from issuance of Series B preferred stock, net of financing costs	—	—	24,950
Proceeds from issuance of Series C preferred stock, net of financing costs	—	70,701	51,513
Proceeds from issuance of senior secured credit agreement	150,000	—	—
Borrowing on loan from a related party	—	—	4,000
Repayments on loan from a related party	(65,532)	(28,431)	(13,368)
Debt issuance costs	(579)	—	—
Exercise of stock warrants	48	—	—
Exercise of stock options	3,244	391	186
Redemptions of redeemable common and preferred stock	(294,856)	—	—
Net proceeds from Business Combination and PIPE Investment	624,952	—	—
Payment of costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE investment	(66,014)	—	—
Net cash provided by financing activities	$351,263	$42,661	$67,281
Net change in cash and cash equivalents and restricted cash	271,806	(29,646)	125,762
Cash and cash equivalents and restricted cash at the beginning of period	112,022	141,668	15,906
Cash and cash equivalents and restricted cash at the end of period	$383,828	$112,022	$141,668
Supplemental cash flow disclosures:
Cash paid for interest	$7,320	$7	$10
Cash paid for income taxes	$135	$240	$—
Supplemental disclosure of non-cash investing activities:
Unrealized gains (loss) on available-for-sale debt securities	$(179)	$176	$510
Supplemental disclosure of non-cash financing activities:
Conversion of convertible notes to Series A-1 preferred stock and Series A-2 preferred stock	$—	$—	$22,533
Promissory note issued in conjunction with acquisition of joint venture	$—	$—	$500
Issuance of penny warrants related to the senior secured credit agreement	$(18,519)	$—	$—
Warrant liabilities recognized in conjunction with the Business Combination	$19,240	$—	$—
Net liabilities assumed in the Business Combination	$9,517	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Doma Holdings, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands, unless otherwise noted)
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
Old Doma was initially formed as a wholly owned subsidiary of States Title Inc. (“Legacy States Title”) to combine the operations of Legacy States Title and the retail agency and title insurance underwriting business (the “Acquired Business”) of North American Title Group, LLC (“NATG”), a subsidiary of Lennar Corporation (“Lennar”). We completed the acquisition of the Acquired Business on January 7, 2019, which we refer hereinafter as the “North American Title Acquisition.” Old Doma survived the North American Title Acquisition as the parent company and now wholly owns the businesses operated by Legacy States Title and the Acquired Business.
We conduct our operations through two reportable segments, (1) Distribution and (2) Underwriting. See further discussion in Note 7 for additional information regarding segment information.
2. Summary of significant accounting policies
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).
References to the Accounting Standard Codification (“ASC”) and Accounting Standard Updates (“ASU”) included hereinafter refer to the Accounting Standards Codification and Updates issued by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP. The accompanying consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Significant items subject to such estimates and assumptions include, but are not limited to, reserves for incurred but not reported claims, the useful lives of property and equipment, accrued net premiums written from Third-Party Agent (as defined in Item 7) referrals, the fair value measurement of investments, the valuations of stock-based compensation arrangements and the Sponsor Covered Shares liability (as defined below).
Cash and cash equivalents and restricted cash
Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.
As of December 31, 2021 and 2020, the Company had restricted cash of $4.1 million and $0.1 million, respectively, including deposits in several states pledged in accordance with the applicable state insurance regulations, and certain collateral requirements in connection with leases for office space.
Investments
Fixed maturity securities
The Company evaluates its investments in debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value. If the Company intends to sell a security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a security before it recovers its amortized cost basis, the security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in net income. As of December 31, 2021, the Company did not intend to sell any debt securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.
If the Company does not expect to recover the amortized cost basis of a debt security with declines in fair value (even if the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt security), the loss is considered an other-than-temporary impairment loss and the credit portion of the loss (“credit loss”) is recognized in net income and the non-credit portion is recognized in other comprehensive income, net of tax. The credit loss is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. The cash flows expected to be collected are discounted at the rate implicit in the security immediately prior to the recognition of the other-than-temporary impairment.
Expected future cash flows for debt securities are based on qualitative and quantitative factors specific to each security, including the probability of default and the estimated timing and amount of recovery. The detailed inputs used to project expected future cash flows may be different depending on the nature of the individual debt security.
As a result of its security-level review, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the years ended December 31, 2021, 2020 and 2019.
Investment securities classified as held-to-maturity are carried at amortized cost because they are purchased with the intent and ability to be held to maturity. The Company also holds restricted investments which are treated as held-to-maturity debt securities. Restricted investments consist of United States Treasuries with maturities of 24 months or less. These restricted investments are kept on deposit in several states and are pledged to the appropriate insurance regulators, in accordance with regulations in each state, for the duration of the time the Company does business in those states.
Debt securities are classified as available-for-sale unless they are classified as held-to-maturity or trading. Available-for-sale debt securities are recorded at fair value. Any unrealized holding gains or losses on available-for-sale debt securities are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ equity, net of tax, until realized.

Mortgage loans
Investments in mortgage loans are long-term investments and carried at the principal balance outstanding, net of charge-offs, unamortized purchase premiums and discounts, and deferred loan fees and costs, as applicable. Mortgage loans are held for investment as management has the intent and ability to hold these loans for the foreseeable future, or until maturity or payoff.
Equity securities
Equity securities are recorded at fair value based upon a quoted market price reported on recognized securities exchanges on the last business day of the year. Any change in unrealized holding gains or losses on equity securities are reported as a component of net income.
Fair value measurements
ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The three levels of the fair value hierarchy under ASC 820 are as follows:
Level 1 Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.
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
Cash and cash equivalents, restricted cash, receivables, prepaid expenses and other assets, accounts payable, and accrued expenses and other liabilities approximate fair value and are therefore excluded from the leveling table seen in Note 4. The cost basis is determined to approximate fair value due to the short-term duration of the financial instruments. The Company’s loan from a related party (see Note 10 for additional information), had a variable interest rate consisting of U.S. one-month LIBOR plus a spread based on our credit profile. The Company’s credit profile had not changed from the issuance of its loan from a related party through the full repayment of the loan in January 2021. As a result, as of December 31, 2020, the Company considered the carrying value of the loan from a related party to approximate fair value.
Receivables, net
Receivables are generally due within thirty to ninety days and are recorded net of an allowance for doubtful accounts. Our receivables represent premiums, escrow and related fees due to us as a result of the closing of real estate transactions. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time receivables are past due, previous loss history and a specific customer’s ability to pay its obligations to the Company. Amounts deemed uncollectible are expensed in the period in which such determination is made. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $1.1 million and $0.5 million, respectively.
Fixed assets, net
Fixed assets, net, consists of internally developed software, furniture, computers, acquired software and equipment, and is recorded at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful life of each asset. Repair and maintenance costs are expensed as incurred. Fixed assets are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.
The following table summarizes the range of useful lives assigned to fixed assets, by asset class:

Useful lives:
Leasehold improvements	Shorter of the lease term or useful life of the asset
Furniture and equipment	Five years
Computer equipment	Three years
Acquired software	Three to eight years
Internally developed software	Five years
Internally developed or acquired software
Technology and software are acquired or developed for internal use and for use with the Company’s products. Internally developed software and acquired software are amortized over its estimated useful life or, in the case of cloud-based technology, the shorter of its estimated useful life or contract life, and ranges from three to eight years using the straight-line method. Technology development costs, which include certain payroll-related costs of employees directly associated with developing technology and software in addition to incremental payments to third parties, are capitalized from the time technological feasibility is established until the software is ready for use. Capitalized internally developed software and acquired software development costs for the years ended December 31, 2021 and 2020 are included in fixed assets, net in the consolidated balance sheets.
Title plants
Title plants are carried at cost, with costs incurred to maintain, update and operate title plants expensed as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes the title plants for impairment when events or circumstances indicate that the carrying amount may not be recoverable. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. There were no impairments of title plants for the years ended December 31, 2021, 2020 and 2019. In February 2020, we sold a title plant for a total sale price of $3.2 million, including a realized gain of $0.2 million.
Goodwill
Goodwill represents the excess of the acquisition price over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is assigned to one or more reporting units on the date of acquisition. We review our goodwill for impairment annually on October 1 of each year and between annual tests if events or circumstances arise that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In performing our annual goodwill impairment test, we first perform a qualitative assessment, which requires that we consider macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit or other factors that have the potential to impact fair value. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair values of our reporting units are greater than the carrying amounts, then the quantitative goodwill impairment test is not performed.

We completed our annual goodwill impairment test on October 1, 2021. We determined, after performing a qualitative review of each reporting unit, that more likely than not the fair value of each of our reporting units exceeds the respective carrying amounts. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. We did not identify any events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test during the year.
Trade names
The intangible asset values of the Company’s trade names were determined in the North American Title Acquisition, and were assigned a useful life of seven years. The Company’s finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and intangibles are also evaluated periodically to determine their remaining useful life. In 2020, the Company determined that there would be a change in the Company’s use of the acquired trade names in the second quarter of 2021. The Company determined that the change in use was not related to the value of the trade names, but to changes in business strategy, and did not result in an impairment. However, the Company changed its estimates of the useful lives of the acquired trade names to better reflect the estimated periods during which these trade names will remain in service. The estimated useful life of the trade names was revised such that the trade names were fully amortized by June 30, 2021. The result of this change in estimate is an increase to 2020 amortization expense of $1.5 million. The amortization expense recorded for the Company’s trade names was $2.7 million, $2.3 million, and $0.8 million in 2021, 2020 and 2019, respectively.
Trade names consists of the following:

	December 31
	2021	2020
Trade names	$—	$5,871
Accumulated amortization	—	(3,187)
Total trade names, net	$—	$2,684
Revenue recognition
Net premiums written
Insurance premiums on title insurance policies issued directly by the Company through instant and traditional underwriting through our captive title agents and agencies (“Direct Agents”) are recognized on the closing of the underlying transaction, in accordance with ASC Topic 944, Financial Services - Insurance (ASC 944), as substantially all of the services associated with the insurance contract have been rendered at that point in time. Insurance premiums on title insurance policies issued by Third-Party Agents are recognized gross of premiums retained by Third-Party Agents when notice of issuance is received from the Third-Party Agents, which is generally when cash payment is received.
In addition, we estimate and accrue for revenues on policies sold but not reported by Third-Party Agents as of the relevant balance sheet closing date. This accrual is based on historical transactional volume data for title insurance policies that have closed and were not reported before the relevant balance sheet closing, as well as trends in our operations and in the title and housing industries. There could be variability in the amount of this accrual from period to period and amounts subsequently reported to us by Third-Party Agents may differ from the estimated accrual recorded in the preceding period. If the amount of revenue subsequently reported to us by Third-Party Agents is higher or lower than our estimate, we record the difference in revenue in the period in which it is reported. For the years ended December 31, 2021 and 2020, the time lag between the closing of transactions by Third-Party Agents and the reporting of policies, or premiums from policies issued by Third-Party Agents to us has been approximately three months.

Escrow, other title-related fees and other
ASU 2014-09, Revenue from Contracts with Customers (ASC 606) requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Escrow fees and other title-related fees are primarily associated with managing the closing of real estate transactions, including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, providing notary and other real estate or title-related activities. The transfer of services for the escrow and other title-related fees are satisfied at the closing of the real estate transaction. Therefore, revenues related to escrow and other title-related fees are recognized at the closing date of the real estate transaction. We also earn a fee for placing and binding title insurance policies with third-party underwriters. In some situations, we act as an agent to place and bind title insurance policies in transactions that involve third-party underwriters in exchange for a fee. This fee is recognized as revenue on the effective date of the policy, which is the closing date of the real estate transaction. It is included in “Escrow, other title-related fees and other” revenue line item in the consolidated statements of operations.
Reinsurance
The Company utilizes excess of loss and quota share reinsurance programs to limit its maximum loss exposure by reinsuring certain risks with other insurers. Reinsurance agreements transfer portions of the underlying risk of the business the Company writes. The Company remains primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations. However, the reinsurance contract does permit the Company to recover certain incurred losses from its reinsurers, and reinsurance recoveries reduce the maximum loss that the Company may incur as a result of a covered loss event.
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
Under the Quota Share Treaty, during 2020 and 2019, the Company ceded 100% of its instant underwriting policies. During the period from January 1, 2021 to February 23, 2021 the Company also ceded 100% of its instant underwriting policies. Effective February 24, 2021 and forward, the Company cedes 25% of the written premium on its instantly underwritten policies.
Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the years ended December 31, 2021, 2020 and 2019.
Ceding commission from reinsurance transactions are presented as revenue within the “Escrow, other title-related fees and other” revenue line item in the consolidated statements of operations.
Total premiums ceded in connection with reinsurance are netted against the written premiums in the consolidated statements of operations. Gross premiums written and ceded premiums are as follows:

	Year ended December 31
	2021	2020	2019
Gross premiums written	$482,232	$349,636	$294,159
Ceded premiums	(6,880)	(4,028)	(1,452)
Net premiums written	$475,352	$345,608	$292,707
Percentage of amount assumed to net	98.6%	98.8%	99.5%
Liability for loss and loss adjustment expenses
Our liability for loss and loss adjustment expenses include reserves for known claims as well as reserves for incurred but not reported (“IBNR”) claims. Each known claim is reserved based on our review of the estimated amount of the claim and the costs required to settle the claim. Reserves for IBNR are estimates that are established at the time the premium revenue is recognized and are based upon historical experience and other factors, including industry trends, claim loss history, legal environment, geographic considerations, and the types of title insurance policies written.
The liability for loss and loss adjustment expenses also includes reserves for losses arising from closing and disbursement functions due to fraud or operational error. These reserves are intended to provide for closing errors when we are acting as the escrow company such as, disbursing to the wrong party, paying the wrong lender, improperly allocating funds or relying on third-party fraudulent documents in closing transactions.
If a loss compensable under a title insurance policy is caused by an act or omission committed by a Third-Party Agent, the Company may seek contribution or reimbursement from the Third-Party Agent. In any event, the Company may proceed against any party who is responsible for any loss under the title insurance policy under rights of subrogation.
Income taxes
Under ASC 740, Income Taxes (“ASC 740”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021, and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
Stock compensation expense
The Company recognizes stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation, (“ASC 718”). ASC 718 requires the measurement and recognition of stock-based compensation expense for all stock-based awards issued to employees and directors based on estimated fair values at the grant date. The Company measures the grant date fair value of stock options using the Black-Scholes option-pricing model. Stock-based compensation expense arising from stock options is recorded on a straight-line basis over the vesting period of each grant. Forfeitures are accounted for as incurred.
For restricted stock awards (“RSAs”) and performance stock awards (“PSAs”) awarded in consideration of services rendered by employees and non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC 718 and ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, respectively. The Company measures the fair value of RSAs and PSAs using the fair market value of the underlying common stock at the grant date. PSAs are measured on the probable outcome of the performance conditions applicable to each grant. Stock-based compensation expense arising from RSAs and PSAs is recorded on a straight-line basis over the vesting period of each grant. Forfeitures are accounted for as incurred.
Public Warrants and Private Placement Warrants
As a result of the Business Combination, the Company assumed the Public Warrants (as defined in Note 3) and the Private Placement Warrants (as defined in Note 3) (collectively, the “Warrants”) as of the Closing Date. The Warrants meet the definition of derivatives as contemplated in Derivatives and Hedging (“ASC 815”). As such, the Warrants were recorded as liabilities on the balance sheet at fair value upon the consummation of the Business

Combination, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting period.
Sponsor Covered Shares and Seller Earnout Shares
Immediately after the Closing Date, certain common stock held by the Sponsor (as defined in Note 3) became subject to vesting, contingent upon the price of Doma’s common stock, par value $0.0001 (“common stock”) exceeding certain thresholds (the “Sponsor Covered Shares”). The Sponsor Covered Shares are accounted for as a derivative due to the settlement adjustments upon change in control transactions that are not deemed to be indexed to our common stock. As such, the Sponsor Covered Shares were recorded as liabilities on the balance sheet at fair value upon the consummation of the Business Combination, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting period.
Also following the Closing Date, equity holders of Old Doma prior to the Business Combination (the “Sellers”) have the right to receive an additional number of shares contingent on the price of our common stock. The Seller Earnout Shares (as defined in Note 3) are treated as an equity classified contract because all settlement scenarios, including those under fundamental change events, are indexed to our common stock (see Note 3 for additional information).
Share counts of our common stock provided in this Annual Report on Form 10-K (this “Annual Report”) exclude both the Sponsor Covered Shares and the Seller Earnout Shares.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions and our investment portfolio. The Company has not experienced losses on the cash accounts and management believes the Company is not exposed to significant risks on such accounts.
Additionally, we manage the exposure to credit risk in our investment portfolio by investing in high quality securities and diversifying our holdings. Our investment portfolio is comprised of corporate debt, certificates of deposit, single-family residential mortgage loans, U.S. government agency obligations and U.S. Treasuries.
Advertising costs
Advertising costs, which include promotional expenses, are expensed as incurred. Advertising expenses were $6.2 million, $3.1 million, and $2.7 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in other operating expenses in the accompanying consolidated statements of operations.
Earnings per share
The Company uses the two-class method to calculate basic net loss per share and apply the more dilutive of the two-class method, treasury stock method or if-converted method to calculate diluted net loss per share. Undistributed earnings for each period are allocated to participating securities, including preferred shares for applicable periods, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. Losses are not allocated to participating securities as they do not have a contractual obligation to share in losses.
The more dilutive of the two-class method and the if-converted method is used to calculate the dilutive impact of the preferred shares. The treasury stock method is utilized to calculate the dilutive impact of the outstanding warrants, RSAs, PSAs and options and the if-converted method is utilized for the Company’s convertible notes.
For the years ended December 31, 2021, 2020 and 2019, any preferred shares, stock options, warrants, RSAs, and PSAs were anti-dilutive, therefore, were excluded from the computation of diluted earnings per share.
Basic and diluted earnings per share attributable to the Company’s common stock for the years ended December 31, 2021, 2020 and 2019 was calculated using weighted average common shares outstanding.

Risk and uncertainties
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
Recently issued and adopted accounting pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), simplifying Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company early adopted this update as of January 1, 2020 with no material impact on the Company’s financial position and results of operations.
Recently issued but not adopted accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The amendments in this and the related ASUs introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss (“CECL”) model that is based on expected rather than incurred losses and amendments to the accounting for impairment of held-to-maturity securities and available for sale securities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, the amendment is effective for fiscal years beginning after December

15, 2022, including interim periods within those fiscal years. The adoption of this new guidance on January 1, 2022 is not expected to be material to the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. The amendments in this update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. In June 2020, the FASB issued ASU 2020-05, Revenue From Contracts With Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which extended the adoption date of ASU 2016-02 for all other entities. Under ASU 2020-05, the effective date for adoption of ASU 2016-02 is fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Accounting for lessors remains largely unchanged from current U.S. GAAP. We adopted this new guidance on January 1, 2022 under a modified retrospective transition approach using the cumulative-effect adjustment transition method approved by the FASB, and we elected the package of practical expedients. The Company did not adopt the hindsight practical expedient as of January 1, 2022. See Note 15 to these 2021 consolidated financial statements for details on our current lease arrangements, the amounts of which represent the future undiscounted commitments. The Company will recognize lease liabilities of $24.4 million and corresponding right-of-use assets of $23.8 million in our consolidated balance sheet on January 1, 2022. The Company does not anticipate that the new standard will have a significant impact on the consolidated statements of operations or the consolidated statements of cash flows.
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. In June of 2020, the FASB deferred the effective date of ASU 2018-12 for one-year in response to implementation challenges resulting from COVID-19. This update requires insurance companies to annually review and update the assumptions used for measuring the liability under long-duration contracts. The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements. We do not currently expect to early adopt this standard. Although we have long-duration contracts, this specific guidance is not expected to impact our title insurance operations; therefore, we do not expect this standard to have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted this guidance on January 1, 2022. The adoption of this ASU is not expected to have a material impact to the Company’s consolidated financial statements given that the Company has a full valuation allowance and the scenarios for which the guidance offer simplification are not significant for the Company.

3. Business combinations
Capitol Business Combination
As described in Note 1, on March 2, 2021, Old Doma entered into the Agreement with Capitol, a blank check company incorporated in the State of Delaware and formed for the purpose of effecting a merger. Pursuant to the Agreement, a newly formed subsidiary of Capitol was merged with and into Old Doma, and the Business Combination was completed on July 28, 2021. The Business Combination was accounted for as a reverse recapitalization and Capitol was treated as the acquired company for financial statement reporting purposes. Old Doma was deemed the predecessor for financial reporting purposes and Doma was deemed the successor SEC registrant, meaning that Old Doma’s financial statements for periods prior to the consummation of the Business Combination are disclosed in the financial statements included within this Annual Report and will be disclosed in Doma’s future periodic reports. No goodwill or other intangible assets were recorded, in accordance with GAAP. At the Closing Date, Doma received gross cash consideration of $345.0 million as a result of the reverse recapitalization from Capitol’s trust account, which was then reduced by the redemption of Class A common stock of $294.9 million. In addition, existing Old Doma stockholders and option holders received cash payments from the settlement of the net proceeds of the Business Combination totaling $20.1 million.
In connection with the Business Combination, Capitol entered into subscription agreements with certain investors, whereby Doma issued 30,000,000 shares of common stock at $10.00 per share for an aggregate purchase price of $300.0 million (the “PIPE Investment”), which closed simultaneously with the consummation of the Business Combination.
Upon the Closing Date, holders of Old Doma common stock, par value $0.0001 per share (“Old Doma Common Stock”) received shares of our common stock in an amount determined by the exchange ratio of approximately 5.994933 to 1 (the “Exchange Ratio”), which was based on the implied price per share prior to the Business Combination established within the Agreement. Reported shares and earnings per share available to holders of Old Doma’s Common Stock, prior to the Business Combination, have been retroactively restated reflecting the Exchange Ratio. Applicable share activity within the statement of changes in stockholder’s equity were also retroactively converted to our common stock at the Exchange Ratio.
Old Doma recorded the net assets acquired from Capitol. The total estimated transaction costs directly attributable to the Business Combination are approximately $67.0 million, of which $66.0 million have been paid, consisting of advisory, legal, share registration and other professional fees. $12.1 million of these fees represent underwriter fees incurred by Capitol prior to the Business Combination related to their initial public offering.
Immediately after giving effect to the Business Combination and the PIPE Investment, there were 321,461,822 shares of common stock outstanding, which excludes the 1,325,664 of Sponsor Covered Shares. The Company is authorized to issue 2,000,000,000 shares of common stock having a par value of $0.0001 per share. Additionally, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share. As of December 31, 2021, there were 323,347,806 and 0 shares of common stock and preferred stock issued and outstanding, respectively, which excludes the 1,325,664 of Sponsor Covered Shares.
On December 4, 2020, Capitol consummated its initial public offering, which included the issuance of 11,500,000 redeemable warrants (the “Public Warrants”). Simultaneously with the closing of the initial public offering, Capitol completed the private sale of 5,833,333 warrants (the “Private Placement Warrants”). These Warrants remain outstanding following the Business Combination and each whole warrant entitles the holder to purchase one share of our common stock at a price of $11.50 (see Note 20 for additional information).
Immediately after the Closing Date, 20% of the aggregate of our common stock held by certain investors (collectively, the “Sponsor”) became subject to vesting, contingent upon the price of our common stock exceeding certain thresholds. The Sponsor Covered Shares will vest in two tranches: (i) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date, and (ii) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $17.50 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date. The Sponsor is also entitled to the Sponsor Covered Shares if a covered strategic transaction or change in control, as defined by the sponsor support agreement dated as of March 2, 2021 (the “Sponsor Support Agreement”) by and among the sponsors named thereto, Capitol and Old Doma, occurs prior to the ten (10)-year anniversary of the Closing Date. As of December 31, 2021, the Sponsor Covered Shares were legally outstanding; however, since none of the conditions were met, no related shares are included in the Company’s consolidated balance sheets and consolidated statement of changes in stockholders’ equity or for the purposes of calculating earnings per share.
Also following the Closing Date, the Sellers have the contingent right to receive up to an additional number of shares equal to 5% of the sum of (i) the aggregate number of outstanding shares of our common stock (including restricted common stock, but excluding Sponsor Covered Shares), plus (ii) the maximum number of shares underlying our options that are vested and the maximum number of shares underlying warrants to purchase shares of Doma common stock issued as replacement warrants for Old Doma warrants, in each case of these clauses (i) and

(ii), as of immediately following the Closing Date (the “Seller Earnout Shares”). The Seller Earnout Shares are contingently issuable to the Sellers in two tranches: (i) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date, and (ii) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $17.50 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date. Since none of the conditions of the Seller Earnout Shares were met as of December 31, 2021, no related shares are included in the Company’s consolidated statements of changes in stockholders’ equity as of December 31, 2021 or for purposes of calculating earnings per share.
North American Title Acquisition
On January 7, 2019, we completed the North American Title Acquisition for a total consideration transferred of $171.7 million.
The following table presents additional information on total consideration transferred:

Issuance of Series A-1 preferred stock	$50,142
Issuance of Series A-1 preferred stock warrants	34,473
Note payable issued to NATG	87,000
Assumption of NATG debt	65
Total consideration transferred	$171,680
The North American Title Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Business Combinations (“ASC 805”). Under ASC 805, the total consideration transferred or purchase price is allocated to the estimated fair value of the tangible and identifiable intangible assets acquired less liabilities assumed at the date of the North American Title Acquisition. The Company’s transaction costs of $0.8 million were reported in other operating expenses in the consolidated statements of operations for the year ended December 31, 2019. Fair value measurements have been applied based on assumptions that the Company believes market participants would use in the pricing of the asset or liability.
The following table sets forth the purchase price allocation, as of the acquisition date:

Cash	$35,704	Accounts payable	$(9,409)
Restricted cash	1,566	Accrued expenses and other liabilities	(12,218)
Investments	61,398	Liability for loss and loss adjustment expenses	(59,266)
Receivables	15,239	Total liabilities assumed	$(80,893)
Fixed assets	1,659
Prepaid expenses, deposits and other assets	2,197
Title plants	16,993	Net identifiable assets acquired	$59,734
Trade names	5,871	Goodwill	111,946
Total identifiable assets acquired	$140,627	Total consideration transferred	$171,680
The goodwill resulting from the North American Title Acquisition largely consists of the Company’s expected future synergies from combining the Acquired Business with Old Doma. Part of the transaction was treated as an asset purchase for income tax purposes and resulted in tax-deductible goodwill.
Total revenues included in the consolidated statement of operations as of December 31, 2019 attributable to the Acquired Business were $355.9 million. The disclosure of net loss attributable to the Acquired Business for the year ended December 31, 2019 is impracticable given the level of integration achieved in 2019.

4. Investments and fair value measurements
Held-to-maturity debt securities
The cost basis, fair values and gross unrealized gains and losses of our held-to-maturity debt securities are as follows:

	December 31, 2021				December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities (1)	$62,078	$459	$(207)	$62,330	$57,651	$994	$(53)	$58,592
U.S. Treasury securities	4,849	—	(16)	4,833	7,519	54	—	7,573
Certificates of deposit	237	—	—	237	236	—	—	236
Total	$67,164	$459	$(223)	$67,400	$65,406	$1,048	$(53)	$66,401
_______________
(1) Includes both U.S. and foreign corporate debt securities.
The cost basis of held-to-maturity debt securities includes an adjustment for the amortization of premium or discount since the date of purchase. Held-to-maturity debt securities valued at approximately $4.2 million and $5.1 million were on deposit with various governmental authorities at December 31, 2021 and 2020, respectively, as required by law.
The change in net unrealized gains and on held-to-maturity debt securities for the years ended December 31, 2021, 2020 and 2019 was $(0.8) million, $0.9 million and $0.1 million, respectively.
Net realized gains of held-to-maturity debt securities are computed using the specific identification method and are included in the consolidated statements of operations.
The following table presents certain information regarding contractual maturities of our held-to-maturity debt securities:

Maturity	December 31, 2021
	Amortized Cost	% of Total	Fair Value	% of Total
One year or less	$23,316	35%	$23,381	35%
After one year through five years	43,848	65%	44,019	65%
Total	$67,164	100%	$67,400	100%
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

Net unrealized losses on held-to-maturity debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	December 31, 2021				December 31, 2020
	Corporate debt securities	U.S. Treasury securities	Certificate of deposits	Total	Corporate debt securities	U.S. Treasury securities	Certificate of deposits	Total
Less than 12 Months
Fair Value	$18,309	$4,667	$—	$22,976	$8,464	$5,181	$—	$13,645
Unrealized Losses	$(192)	$(16)	$—	$(208)	$(53)	$—	$—	$(53)
Greater than 12 months
Fair value	605	—	—	605	—	—	—	—
Unrealized losses	(15)	—	—	(15)	—	—	—	—
Total
Fair value	$18,914	$4,667	$—	$23,581	$8,464	$5,181	$—	$13,645
Unrealized losses	$(207)	$(16)	$—	$(223)	$(53)	$—	$—	$(53)
As of December 31, 2020, there are no held-to-maturity debt securities which have unrealized losses for a period in excess of 12 months. We believe that any unrealized losses on our held-to-maturity debt securities at December 31, 2021 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
Available-for-sale debt securities
The Company disposed of all available-for-sale debt securities as of December 31, 2021. The cost basis, fair values and gross unrealized gains and losses of our available-for-sale debt securities are as follows:

	December 31, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities (1)	$7,139	$918	$—	$8,057
Total	$7,139	$918	$—	$8,057
_________________
(1) Includes both U.S. and foreign corporate debt securities.
The cost basis of available-for-sale debt securities includes an adjustment for the amortization of premium or discount since the date of purchase.
The change in net unrealized gains on available-for-sale debt securities for the years ended December 31, 2021, 2020 and 2019 was $(0.9) million, $0.2 million, and $0.7 million, respectively.

The following table reflects the composition of net realized gains or losses for the sales of the securities for each of the years shown below:

	Year ended December 31,
	2021	2020	2019
Realized gains (losses):
Available-for-sale debt securities:
Gains	$768	$—	$—
Losses	(90)	—	—
Net	$678	$—	$—

Proceeds from sales	$7,817	$—	$—
Net realized gains on disposition of available-for-sale debt securities are computed using the specific identification method and are included in the consolidated statements of operations
For the years ended December 31, 2021 and 2020, there were no available-for-sale debt securities which have unrealized losses for a period in excess of 12 months.
Equity securities
The Company disposed of all equity securities as of December 31, 2021. The cost and estimated fair value of equity securities are as follows:

	December 31, 2020
	Cost	Estimated Fair Value
Preferred stocks	$2,000	$2,119
Total	$2,000	$2,119
The following table reflects the composition of net realized gains or losses on sales of the equity securities for each of the years shown below:

	Year ended December 31,
	2021	2020	2019
Realized gains (losses):
Gains	$—	$—	$—
Losses	—	—	(13)
Net	$—	$—	$(13)
Mortgage loans
The mortgage loans portfolio as of December 31, 2021 is comprised entirely of single-family residential mortgage loans. During the year ended December 31, 2021, the Company did not purchase any new mortgage loans.
Mortgage loans, which include contractual terms to maturity of thirty years, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

The cost and estimated fair value of mortgage loans are as follows:

	December 31, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Mortgage loans	$2,022	$2,022	$2,980	$2,980
Total	$2,022	$2,022	$2,980	$2,980
Investment income
Investment income from securities consists of the following:

	Year ended December 31,
	2021	2020	2019
Available-for-sale debt securities	$773	$408	$262
Held-to-maturity debt securities	1,984	1,326	743
Equity investments	(89)	146	115
Mortgage loans	168	194	325
Other	292	159	932
Total	$3,128	$2,233	$2,377

Accrued interest receivable
Accrued interest receivable from investments is included in receivables, net in the consolidated balance sheets. The following table reflects the composition of accrued interest receivable for investments:

	Year ended December 31,
	2021	2020
Corporate debt securities	$874	$641
Certificate of deposits	—	—
U.S. Treasury securities	12	45
Accrued interest receivable on investment securities	886	686
Mortgage loans	13	43
Accrued interest receivable on investments	$899	$729
Fair value measurement
The following table summarizes the Company’s investments measured at fair value:

	Assets
	Corporate debt securities	U.S. Treasury securities	Mortgage loans	Preferred stocks	Certificate of deposits	Total
December 31, 2021
Level 1	$—	$4,833	$—	$—	$—	$4,833
Level 2	62,330	—	—	—	237	62,567
Level 3	—	—	2,022	—	—	2,022
Total	$62,330	$4,833	$2,022	$—	$237	$69,422

December 31, 2020
Level 1	$—	$7,573	$—	$2,119	$—	$9,692
Level 2	66,649	—	—	—	236	66,885
Level 3	—	—	2,980	—	—	2,980
Total	$66,649	$7,573	$2,980	$2,119	$236	$79,557
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
The Company’s liabilities in the following table are recorded at fair value on the accompanying consolidated balance sheets. The following table summarizes the Company’s liabilities measured at fair value:

	Liabilities
	Public Warrants	Private Placement Warrants	Sponsor Covered Shares	Total
December 31, 2021
Level 1	$10,925	$—	$—	$10,925
Level 2	—	5,542	—	5,542
Level 3	—	—	5,415	5,415
Total	$10,925	$5,542	$5,415	$21,882

December 31, 2020
Level 1	$—	$—	$—	$—
Level 2	—	—	—	—
Level 3	—	—	—	—
Total	$—	$—	$—	$—
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

The fair value of the Sponsor Covered Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential stock price outcomes on a daily basis over the 10-year vesting period. The unobservable significant inputs to the valuation model were as follows:

December 31, 2021
Current stock price	$5.08
Expected volatility	55.0%
Risk-free interest rate	1.52%
Expected term	9.6 years
Expected dividend yield	—%
Annual change in control probability	2.0%
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

Sponsor Covered Shares
Fair value as of January 1, 2021	$—
Sponsor Covered Shares assumed in Business Combination	9,332
Change in fair value of Sponsor Covered Shares	(3,917)
Fair value as of December 31, 2021	$5,415
There were no transfers of assets or liabilities between Level 1 and Level 2 during the years ended December 31, 2021 and 2020. There were no transfers involving Level 3 assets or liabilities during the years ended December 31, 2021 and 2020.

5. Revenue recognition
Disaggregation of revenue
Our revenue consists of:

			Year ended December 31,
			2021	2020	2019
Revenue Stream	Statements of Operations Classification	Segment	Total Revenue
Revenue from insurance contracts:
Direct Agents title insurance premiums	Net premiums written	Underwriting	$119,236	$81,420	$78,666
Direct Agents title insurance premiums	Net premiums written	Elimination	(976)	—	—
Third-Party Agent title insurance premiums	Net premiums written	Underwriting	357,092	264,188	214,041
Total revenue from insurance contracts			$475,352	$345,608	$292,707
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Distribution	$61,005	$41,438	$39,062
Other title-related fees and income	Escrow, title-related and other fees	Distribution	116,064	88,152	90,570
Other title-related fees and income	Escrow, title-related and other fees	Underwriting	3,520	2,099	873
Other title-related fees and income	Escrow, title-related and other fees	Elimination(1)	(101,004)	(70,414)	(68,488)
Total revenue from contracts with customers			$79,585	$61,275	$62,017
Other revenue:
Interest and investment income (2)	Investment, dividend and other income	Distribution	$230	$325	$1,026
Interest and investment income (2)	Investment, dividend and other income	Underwriting	1,952	2,086	2,411
Realized gains and losses, net	Investment, dividend and other income	Distribution	(25)	374	(70)
Realized gains and losses, net	Investment, dividend and other income	Underwriting	949	146	(6)
Total other revenues			$3,106	$2,931	$3,361
Total revenues			$558,043	$409,814	$358,085
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
See Note 2. Revenue recognition for additional information.

6. Liability for loss and loss adjustment expenses
A summary of the changes in the liability for loss and loss adjustment expenses for each of the years ended is as follows:

	Year ended December 31,
	2021	2020
Balance at the beginning of the year	$69,800	$62,758

Provision for claims related to:
Current year	$28,860	$20,619
Prior years	(7,525)	(5,282)
Total provision for claims	$21,335	$15,337

Paid losses related to:
Current year	$(3,180)	$(2,331)
Prior years	(7,688)	(5,964)
Total paid losses	$(10,868)	$(8,295)

Balance at the end of the period	$80,267	69,800

Provision for claims as a percentage of net written premiums	4.5%	4.4%
We continually update our liability for loss and loss adjustment expenses estimates as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors.
Current year incurred and paid losses includes current year reported claims as well as estimated future losses on such claims.
For the year ended December 31, 2021, the prior year’s provision for claims release of $7.5 million is due to reported loss emergence which was lower than expected. Historically, this favorable loss experience has resulted in a decrease in the projection of ultimate loss for past policy years. Most recently, our favorable loss experience resulted in a decrease in the projection of ultimate loss for policy years 2018-2020. For the year ended December 31, 2020, the provision for claims reserve release related to prior years of $5.3 million is due to reported loss emergence which was lower than expected. This has resulted in a decrease in the projection of ultimate loss for policy years 2017–2019. The actuarial assumptions underlying the Company’s selected ultimate loss estimates place more consideration on title insurance industry benchmarks for more recent policy years. These title insurance benchmarks are based on industry long-term average loss ratios. As the Company’s claims experience matures, we refine those estimates to put more consideration to the Company’s actual claims experience. For the years ended December 31, 2021 and 2020, the Company’s actual claims experience reflects lower loss ratios than industry benchmarks from a current positive underwriting cycle and resulted in the favorable development.
Current year incurred and paid losses includes current year reported claims as well as estimated future losses on such claims.
The liability for loss and loss adjustment expenses of $80.3 million and $69.8 million, as of December 31, 2021 and December 31, 2020, respectively, includes $0.1 million and $0.7 million, respectively, of reserves for the settlement of claims which the Company has deemed to be directly related to its escrow or agent related activities. The reserves for the settlement of claims related to escrow or agent related activities are not actuarially determined.

7. Segment information
The Company’s chief operating decision maker reviews financial performance and makes decisions about the allocation of resources for our operations through two reportable segments, (1) Distribution and (2) Underwriting. The Company’s reportable segments offer different products and services that are marketed through different channels for real estate closing transactions. They are managed separately because of the unique technology, service requirements and regulatory environment.
A description of each of our reportable segments is as follows.
•Distribution: Our Distribution segment reflects our Direct Agents operations of acquiring customer orders and providing title and escrow services for real estate closing transactions. We acquire customers through our partnerships with realtors, attorneys and non-centralized loan originators via a 103-branch footprint across ten states as of December 31, 2021 (“Local”) and our partnerships with national lenders and mortgage originators that maintain centralized lending operations representing our Doma Enterprise accounts (“Doma Enterprise”).
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
The following table summarizes the operating results of the Company’s reportable segments:

	Year ended December 31, 2021
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$476,328	$(976)	$475,352
Escrow, other title-related fees and other (1)	177,069	3,520	(101,004)	79,585
Investment, dividend and other income	205	2,901	—	3,106
Total revenue	$177,274	$482,749	$(101,980)	$558,043

Premiums retained by agents (2)	$—	$400,425	$(101,980)	$298,445
Direct labor (3)	81,204	8,412	—	89,616
Other direct costs (4)	23,726	11,339	—	35,065
Provision for claims	2,257	19,078	—	21,335
Adjusted gross profit	$70,087	$43,495	$—	$113,582

	Year ended December 31, 2020
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$345,608	$—	$345,608
Escrow, other title-related fees and other (1)	129,590	2,099	(70,414)	61,275
Investment, dividend and other income	699	2,232	—	2,931
Total revenue	$130,289	$349,939	$(70,414)	$409,814

Premiums retained by agents (2)	$—	$290,557	$(70,414)	$220,143
Direct labor (3)	55,334	6,820	—	62,154
Other direct costs (4)	16,912	3,623	—	20,535
Provision for claims	1,415	13,922	—	15,337
Adjusted gross profit	$56,628	$35,017	$—	$91,645

	Year ended December 31, 2019
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$292,707	$—	$292,707
Escrow, other title-related fees and other (1)	129,632	873	(68,488)	62,017
Investment, dividend and other income	956	2,405	—	3,361
Total revenue	$130,588	$295,985	$(68,488)	$358,085

Premiums retained by agents (2)	$—	$246,753	$(68,488)	$178,265
Direct labor (3)	55,138	5,776	—	60,914
Other direct costs (4)	15,751	4,367	—	20,118
Provision for claims	1,552	10,733	—	12,285
Adjusted gross profit	$58,147	$28,356	$—	$86,503
_______________
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
(4)Includes title examination expense, office supplies, and premium and other taxes.

The following table provides a reconciliation of the Company’s total reportable segments’ adjusted gross profit to its total loss before income taxes:

	Year ended December 31,
	2021	2020	2019
Adjusted gross profit	$113,582	$91,645	$86,503
Depreciation and amortization	10,321	5,815	1,880
Corporate and other expenses (1)	205,220	114,511	102,091
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(6,691)	—	—
Interest expense	16,861	5,579	9,282
Loss before income taxes	$(112,129)	$(34,260)	$(26,750)
_______________
(1)Includes corporate and other costs not allocated to segments including corporate support function costs, such as legal, finance, human resources, technology support and certain other indirect operating expenses, such as sales and management payroll, and incentive related expenses.
As of December 31, 2021 and 2020, the Distribution segment had allocated goodwill of $88.1 million and the Underwriting segment had allocated goodwill of $23.4 million. There were no additions from acquisitions, impairments, or adjustments to goodwill resulting from prior year acquisitions in either segment for the years ended December 31, 2021 and 2020.
8. Income tax
The Company’s income tax expense is as follows:

	Year ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	133	144	110
Total current	$133	$144	$110

Deferred:
Federal	$147	$101	$217
State	647	598	60
Total deferred	$794	$699	$277
Total	$927	$843	$387

The Company’s income tax expense differs from the benefits computed by applying the federal income tax rate of 21% to loss before income taxes. A reconciliation of these differences is as follows:

	Year ended December 31,
	2021	2020	2019
Benefit calculated at federal income tax rate	21.0%	21.0%	21.0%
Change in valuation allowance	(28.8)	(34.2)	(25.7)
State tax benefit	9.6	7.1	4.7
Federal benefit on state tax	(2.0)	(1.5)	(1.0)
Change in state tax rate	0.5	5.1	(0.4)
Change in fair value of Warrant and Sponsor Covered Shares liabilities	1.2	—	—
Nondeductible compensation	(2.5)	—	—
Other permanent differences, net	0.1	—	(0.1)
Income tax expense	(0.9)%	(2.5)%	(1.5)%
The change in the total valuation allowance during the year was $32.3 million. Although the Company has recorded a valuation allowance against deferred tax assets as discussed below, a portion of deferred tax liabilities related to indefinite lived intangible assets acquired cannot be used as a source of income to offset deferred tax assets. Consequently, this amount is recorded as a deferred tax expense and reflected in the effective tax rate above. The current state tax expense is a result of separate state tax filings for subsidiaries that have taxable income.

The significant components of deferred tax assets and liabilities consist of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss	$38,415	$12,765
Accrued compensation	7,892	5,334
Interest expense	6,834	2,621
Statutory premium reserve	1,655	2,119
Start-up costs	1,080	1,142
Deferred lease obligation	423	385
Stock-based compensation expense	2,688	852
Investments	458	407
Intangibles assets	1,293	653
Allowance for doubtful accounts	173	138
Debt issuance costs	52	58
Loss reserves	215	209
Other, net	11	13
Total gross deferred tax assets	61,189	26,696
Less valuation allowance	(55,620)	(23,330)
Total deferred tax assets	$5,569	$3,366

Deferred tax liabilities:
Intangibles assets	$(3,689)	$(2,347)
Other reserves	(1,360)	(927)
Title plants	(850)	(680)
Unrealized gain on investments	—	(249)
Fixed assets	(1,441)	(140)
Total deferred tax liabilities	$(7,340)	$(4,343)
Net deferred tax liability	$(1,771)	$(977)
As of December 31, 2021, the Company carried a valuation allowance against deferred tax assets as management believes it is more likely than not that the benefit of the net deferred tax assets covered by that valuation allowance will not be realized. The net deferred tax liability of $1.8 million is included in accrued expenses and other liabilities within the accompanying consolidated balance sheets.
In accounting for uncertainty in income taxes, the Company is required to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained in an audit, based on the technical merits of the position. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. There were no unrecognized tax benefits or liabilities as of December 31, 2021 and December 31, 2020.
The amount of unrecognized tax benefit or liability may change in the future for various reasons, including adding amounts for current tax year positions, expiration of open income tax returns due to the expiration of the applicable statute of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the additions or eliminations of uncertain tax positions.
As of December 31, 2021, the Company has federal and state net operating loss (“NOL”) carryforwards of $126.2 million and $184.9 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017, any federal NOL arising after the year ended December 31, 2017 can be carried forward indefinitely with no expiration but is limited to 80% of taxable income. The Company has approximately $0.2 million of pre-2018 federal NOLs subject to expiration beginning in 2036. The remainder of the federal NOLs have no expiration. The Company’s state NOLs are subject to various expirations, beginning in 2030.
Utilization of the NOL carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code of 1986 (the “Code”), and similar state provisions, based on ownership changes that have occurred previously or that could occur in the future. Such an annual limitation could result in the expiration or elimination of the NOL carryforwards before utilization. The Company has performed an analysis of its changes in ownership under Section 382 of the Code. Management currently believes that a Section 382 limitation will not limit utilization of the carryforwards prior to their expiration.

The Company’s 2018 through 2020 tax years remain open to federal tax examinations. The Company’s 2017 through 2020 tax years remain open to state tax examinations.
9. Fixed assets
Fixed assets consist of the following:

	December 31,
	2021	2020
Internally developed software	$41,189	$17,343
Furniture and equipment	7,046	7,948
Acquired software	3,829	3,827
Leasehold improvements	3,542	3,264
Computer equipment	8,148	3,092
Construction in process	1,742	—
Total fixed assets, gross	$65,496	$35,474
Accumulated depreciation and amortization	(19,543)	(13,813)
Total fixed assets, net	$45,953	$21,661
Depreciation and amortization on fixed assets was $7.6 million, $3.5 million, and $1.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The following table reflects the composition of net gains or losses for the sales of fixed assets for each of the years shown below:

	Year ended December 31,
	2021	2020	2019
Gains (losses):
Fixed assets:
Gains	$59	$259	$—
Losses	(49)	(128)	(71)
Total net gains (losses)	$10	$131	$(71)

Within each respective period, internally developed software and acquired software consist of the following:

	Year ended December 31
	2021	2020
Internally developed software	$23,846	$13,082
Accumulated amortization	(5,528)	(1,888)
Internally developed software, net	$18,318	$11,194

Acquired software	2	1,470
Accumulated amortization	(63)	(17)
Acquired software, net	$(61)	$1,453
Amortization expense on internally developed software was $5.5 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively. There was no amortization expense on internally developed software for the year ended December 31, 2019. Amortization expense for internally developed software at December 31, 2021 is expected to be $8.3 million per year for the years ended December 31, 2022 through December 31, 2024, and $6.4 million and $2.7 million for the years ended December 31, 2025 and December 31, 2026, respectively. Unamortized internally developed software development costs as of December 31, 2021 and 2020 are included in fixed assets, net in the consolidated balance sheets.
10. Debt
Senior secured credit agreement
On December 31, 2020, Old Doma executed a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”) providing for a $150.0 million senior secured term loan (“Senior Debt”) that was funded by the lenders, which are affiliates of HSCM, on January 29, 2021 (“Funding Date”). The Senior Debt matures five years from the Funding Date. Under the agreement, the Senior Debt will bear interest of 11.25% per annum, 5.0% of which will be paid on a current cash basis and the remainder to accrue and be added to the outstanding principal balance. Interest shall be compounded quarterly. If at any time Old Doma (now known as States Title) is in an event of default under the Senior Debt, outstanding amounts shall bear interest at the default interest rate of 15.00%. Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 4.2 million shares of our common stock. The Senior Debt is secured by a first-priority pledge and security interest in substantially all of the assets (tangible and intangible) of our wholly owned subsidiary States Title (which represent substantially all of our assets) and any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). States Title is subject to customary affirmative, negative and financial covenants, including, among other things, minimum liquidity of $20.0 million (as of the last day of any month), minimum consolidated annual revenue of $130.0 million, limits on the incurrence of indebtedness, restrictions on asset sales outside the ordinary course of business and material acquisitions, limitations on dividends and other restricted payments. States Title was in compliance with the Senior Debt covenants as of December 31, 2021. The Senior Debt also includes customary events of default for facilities of this type and provides that, if an event of default occurs and is continuing, the Senior Debt will amortize requiring regular payments on a straight-line basis over the subsequent 24-month calendar period, but not to extend beyond the maturity date.
The estimated fair value of the Senior Debt at December 31, 2021 was $163.2 million. No active or observable market exists for the Senior Debt and as a result this is a Level 3 fair value measurement. Therefore, the estimated fair value of the Senior Debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.

Loan from a related party
As part of the North American Title Acquisition, Lennar issued Old Doma a note for $87.0 million on January 7, 2019 (the “Loan”). The Loan was repaid in full in January 2021. Upon repayment of the Loan, Lennar forfeited its seat on the board of directors of Old Doma that was associated with the Loan.
The Loan consisted of the following:

	December 31,
	2021	2020
Loan balance	$—	$65,532
Outstanding principal	—	65,484
Accrued interest	—	48
During the year ended December 31, 2021 and 2020, $0.2 million and $6.5 million of interest was treated as paid-in-kind and added to the principal balance, respectively. Principal payments on the Loan of $65.5 million and $28.4 million were made during the year ended December 31, 2021 and 2020, respectively.
11. Stockholders’ equity
Common stock
Holders of common stock are entitled to one vote for each share held. Common stock is entitled to receive dividends when, and if, declared by the board of directors.
On July 29, 2021, the Company’s common stock and Public Warrants began trading on the New York Stock Exchange under the ticker symbols “DOMA” and “DOMA.WS,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 2,000,000,000 shares of common stock with a par value of $0.0001 per share.
Prior to the Business Combination, Old Doma had outstanding shares of Series A, Series A-1, Series A-2, Series B, and Series C convertible preferred stock (collectively, “ Old Doma Preferred Stock”). Immediately prior to the Business Combination, all shares of outstanding Old Doma Preferred Stock converted into a total of 212.0 million shares of our common stock with the application of the Exchange Ratio as discussed in Note 3.
Preferred stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share (the “preferred stock”). The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares. As of December 31, 2021, there were no shares of preferred stock issued and outstanding.
12. Stock compensation expense
The Company issues stock options (incentive stock options (“ISOs”), non-statutory stock options (“NSOs”)) and RSAs to employees and key advisors under the Company’s 2019 Equity Incentive Plan, which has been approved by the board of directors. Granted stock options do not expire for 10 years and have vesting periods ranging from 7 to 60 months. The holder of one stock option may purchase one share of common stock. Under the Company’s 2019 Equity Incentive Plan, there are 4,364,468 securities remaining available for future issuance as of December 31, 2021.
On July 27, 2021, the Company’s stockholders approved the 2021 Omnibus Incentive Plan. Effective October 5, 2021, the Company’s board of directors granted RSAs and PSAs totaling 10.1 million shares and 3.6 million shares, respectively, under the 2021 Omnibus Incentive Plan. The RSAs are subject to time-based vesting, with a majority of the RSAs vesting 25% on the first anniversary of the award date and ratably thereafter for twelve quarters, such that the RSAs will be fully vested on the fourth anniversary of their award date. Eligible participants in the PSAs will receive a number of earned shares based on growth in retained premiums and fees and adjusted gross profit during the performance period of January 1, 2021 through December 31, 2023, as established by the Company’s board of directors. Earned shares for the 2021 PSAs will fully vest based on continuous employment through February of 2024, 2025, and 2026. The RSAs and PSAs are measured at fair market value on the grant date and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital.
Stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was $20.1 million, $2.5 million and $0.9 million, respectively.
Stock options (ISO and NSO)
Following are the weighted average assumptions utilized in the valuation of stock options issued:

	Year ended December 31,
	2021	2020	2019
Volatility	48.5%	38.0%	31.1%
Dividend yield	0.0%	0.0%	0.0%
Expected term (years)	6.2	6.1	7.0
Risk free rate	0.7%	0.8%	2.5%
The Company had the following activity for stock options (option amounts have been retroactively restated as shares reflecting the Exchange Ratio):

	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value ($)
Outstanding as of December 31, 2020	26,492,158	0.53	8.50	$374,808
Granted	4,583,033	0.71	8.99
Exercised	(5,845,365)	0.44	7.16
Cancelled or forfeited	(974,622)	0.65	8.27
Outstanding as of December 31, 2021	24,255,204	$0.51	7.91	$109,061

Options exercisable as of December 31, 2021	10,399,287	$0.51	7.53	$47,491
The total intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $35.2 million, $2.0 million, and $0.5 million, respectively.
The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 were $7.4 million, $1.5 million and $0.3 million, respectively.
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2021, 2020, and 2019 were $5.99, $8.42 and $1.14, respectively.
As of December 31, 2021, there was $27.2 million of stock-based compensation expense that had yet to be recognized related to nonvested stock option grants. The weighted-average period over which this unrecognized stock-based compensation expense is expected to be recognized is 2.86 years.

RSAs and PSAs
The Company had the following activity for nonvested RSAs and PSAs:

	Number of RSAs and PSAs	Average Grant Date Fair Value ($)
Nonvested at December 31, 2020	1,551,867	$0.52
Granted	18,066,482	6.37
Exercised	(775,932)	0.65
Cancelled or Forfeited	(262,487)	6.75
Nonvested at December 31, 2021	18,579,930	$6.11
The total fair value of RSAs and PSAs which vested in the years ended December 31, 2021, 2020 and 2019 was $5.2 million, $0.4 million and $0.1 million, respectively.
As of December 31, 2021, there was $105.4 million of stock-based compensation expense that had yet to be recognized related to nonvested RSAs and PSAs. The weighted-average period over which this unrecognized stock-based compensation expense is expected to be recognized is 3.62 years.
13. Earnings per share
The calculation of the basic and diluted EPS is as follows:

	Year ended December 31,
	2021	2020	2019
Numerator
Net loss attributable to Doma Holdings, Inc.	$(113,056)	$(35,103)	$(27,137)

Denominator
Weighted-average common shares – basic and diluted	177,150,914	62,458,039	60,314,163

Net loss per share attributable to stockholders
Basic and diluted	$(0.64)	$(0.56)	$(0.45)

As we have reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2021	2020
Old Doma Preferred Stock	—	183,159,138
Outstanding stock options	24,255,204	26,492,158
Warrants for common and preferred stock	18,022,750	29,751,874
RSA’s and PSA’s	18,579,930	1,551,867
Total antidilutive securities	60,857,884	240,955,037

14. Related party transactions
Equity held by Lennar
In connection with the North American Title Acquisition, subsidiaries of Lennar were granted equity in the Company. As of December 31, 2021, Lennar, through its subsidiaries, held a 25.4% equity stake in the Company on a fully diluted basis.
Loan from Lennar
In connection with the North American Title Acquisition, the Company received a loan from Lennar, which was repaid in full in January 2021 (see Note 10 for additional information).
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
During the year ended December 31, 2020, the Company paid Lennar $0.3 million related to TSA services. During the year ended December 31, 2019, the Company paid Lennar $3.9 million for TSA services rendered by Lennar, and Lennar paid the Company $2.5 million for TSA services rendered by the Company. Additionally, during the years ended December 31, 2021, 2020 and 2019, the Company paid Lennar $0.1 million $0.2 million, and $0.2 million, respectively, for rent associated with shared spaces.
Transactions with Lennar
In the routine course of its business, Doma Title Insurance, Inc. (“DTI”) underwrites title insurance policies for a subsidiary of Lennar. The Company recorded the following revenues and premiums retained by Third-Party Agents from these transactions, which are included within our Underwriting segment:

	Year ended December 31,
	2021	2020	2019
Revenues	$114,212	$88,609	$73,070
Premiums retained by Third-Party Agents	92,466	71,229	59,933

	As of December 31,
	2021	2020
Net receivables	$3,883	$4,447

These amounts are included in receivables, net, in the consolidated balance sheets.
Consulting agreement
In 2021, the Company entered into a consulting services agreement with a company that provides IT consulting services for which our Chief Executive Officer is a member of its board of directors. During the year ended December 31, 2021, the Company incurred costs related to this agreement totaling $0.3 million. No costs were incurred during the years ended December 31, 2020 or 2019. There was no outstanding accounts payable related to this agreement at December 31, 2021.

15. Commitments and contingencies
Legal matters
The Company is subject to claims and litigation matters in the ordinary course of business. Management does not believe the resolution of any such matters will have a materially adverse effect on the Company’s financial position or results of operations.
Commitments and other contingencies
The Company leases office space and equipment under non-cancellable lease agreements that expire at various points through 2028. For the years ended December 31, 2021, 2020, and 2019, rental expense under these leases was $10.1 million, $10.3 million, and $11.3 million, respectively.
As of December 31, 2021, total future commitments on non-cancelable operating leases with a minimum remaining term in excess of one year are as follows:

2022	$9,428
2023	8,494
2024	6,845
2025	5,129
2026	4,182
Thereafter	3,720
Total	$37,798
The Company also administers escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. These escrow deposits amounted to $204.8 million and $290.9 million at December 31, 2021 and 2020, respectively. Such deposits are not reflected in the consolidated balance sheets, but the Company could be contingently liable for them under certain circumstances (for example, if the Company disposes of escrowed assets). Such contingent liabilities have not materially impacted the results of operations or financial condition to date and are not expected to do so in the future.
16. Accumulated other comprehensive income
Following is a summary of the changes in each component of accumulated other comprehensive income:

	Year ended December 31,
	2021	2020	2019
Beginning balance at January 1	$686	$510	$—
Unrealized gain (loss) on available-for-sale debt securities, before tax	(240)	236	683
Income tax effect	61	(60)	(173)
Other comprehensive income, net of tax, before reclassification adjustment	$507	$686	$510
Reclassification adjustment for realized gain on sale of available-for-sale debt securities, before tax	(678)	—	—
Income tax effect	171	—	—
Total accumulated other comprehensive income, net of tax	$—	$686	$510
The realized gain on sale of available-for-sale debt securities was reclassified from accumulated other comprehensive income to investment, dividend and other income in the consolidated statements of operations.

17. Accrued expenses and other liabilities
Accrued expenses and other liabilities include the following:

	December 31,
	2021	2020
Employee compensation and benefits	$32,756	$23,899
Other	21,393	9,145
Total accrued expenses and other liabilities	$54,149	$33,044
18. Employee benefit plan
The Company sponsors a defined contribution 401(k) plan for its employees (the “Retirement Savings Plan”). The Retirement Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Code. All full-time employees age 18+ are eligible to enroll in the plan on their first day of employment. As of December 31, 2021, the Company provides an employer match up to 50% of the first 6% of elective contributions. There are no matching contributions in excess of 3% of compensation. Company matching contributions begin upon employee enrollment in the Retirement Savings Plan.
For the year ended December 31, 2020, the Company made contributions for the benefit of employees of $0.9 million from January 1, 2020 through May 15, 2020. The Company suspended the employer match effective May 16, 2020 and made no contributions for the benefit of employees to the Retirement Savings Plan for the rest of the year through December 31, 2020. The temporary suspension was due to the COVID-19 Pandemic and its potential impact on the business, which was not estimable at the time. On January 1, 2021, the Company reinstated matching contributions to the Retirement Savings Plan, according to the aforementioned terms, rates, and limitations. For the years ended December 31, 2021 and 2019 the Company made contributions for the benefit of employees of $2.6 million and $1.6 million, respectively, to the Retirement Savings Plan.
19. Research and development
For the years ended December 31, 2021, 2020, 2019, the Company recorded the following related to research and development expenses and capitalized internally developed software costs:

	Year ended December 31,
	2021	2020	2019
Research and development expenses incurred	$13,377	$5,318	$9,849
Capitalized internally developed software costs	23,846	13,082	4,261
Research and development spend, inclusive of capitalized internally developed software cost	$37,223	$18,400	$14,110
Our research and development costs reflect certain payroll-related costs of employees directly associated with such activities and certain software subscription costs, which are included in personnel costs and other operating expenses, respectively, in the consolidated statements of operations. Capitalized internally developed software and acquired software costs are included in fixed assets, net in the consolidated balance sheets.
20. Warrant liabilities
As a result of the Business Combination, the Company assumed, as of the Closing Date, Public Warrants to purchase an aggregate of 11,500,000 shares of our common stock and Private Placement Warrants to purchase an aggregate of 5,833,333 shares of our common stock. Each whole Warrant entitles the holder to purchase one share of common stock at a price of $11.50.
The Warrants became exercisable commencing on December 4, 2021, which is one year from the closing of the initial public offering of Capitol; provided, that we maintain an effective registration statement under the Securities Act of 1934, as amended (the “Securities Act”), covering our common stock.
Redemption of Public Warrants when the price per share of our common stock equals or exceeds $18.00
The Company may call the Public Warrants for redemption:
•in whole and not in part;
•at a price of $0.01 per Public Warrant;
•upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder; and
•if, and only if, the last reported sale price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of common stock and equity-linked securities as described above) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the Public Warrant holders.
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
Redemption of Public Warrants when the price per share of our common stock equals or exceeds $10.00
The Company may redeem the outstanding Public Warrants:
•in whole and not in part;
•at $0.10 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their Public Warrants prior to redemption and receive a number of shares based on the redemption date and the “fair market value” of common stock except as otherwise described below;
•if, and only if, the last reported sale price of our common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like and for certain issuances of common stock and equity-linked securities as described above) on the trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders; and
•if, and only if, the last reported sale price of common stock is less than $18.00 per share (as adjusted for stock for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of common stock and equity-linked securities), the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.
Beginning on the date the notice of redemption is given until the Public Warrants are redeemed or exercised, holders may elect to exercise their Public Warrants on a cashless basis. The “fair market value” of our common stock will mean the volume-weighted average price of our common stock for the ten trading days immediately following the date on which the notice of redemption is sent to the holders of Public Warrants. In no event will the Public Warrants be exercisable in connection with this redemption feature for more than 0.361 shares of common stock per Public Warrant (subject to adjustment).
The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants, (i) subject to limited exceptions, are not redeemable by us, (ii) may be exercised for cash or on a cashless basis and (iii) are entitled to registration rights (including the shares of our common stock issuable upon exercise of the Private Placement Warrants), in each case, so long as they are held by the initial purchasers or any of their permitted transferees (as further described in the warrant agreement, dated as of December 1, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). If the Private Placement Warrants are held by holders other than the initial purchasers or any of their permitted transferees, they will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants.
On September 3, 2021, the Company filed a Registration Statement on Form S-1 (No. 333-258942), as amended, with the SEC (which was declared effective on September 8, 2021), which related to, among other things, the issuance of an aggregate of up to 17,333,333 shares of common stock issuable upon the exercise of the Warrants. As of December 31, 2021, the aggregate values of the Public and Private Warrants were $10.9 million and $5.5 million, respectively, representing Warrants outstanding to purchase 11,500,000 shares and 5,833,333 shares, respectively, of our common stock. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrants and Sponsor Covered Shares liabilities in the consolidated statements of operations.
21. Regulation and statutory financial information
Effective December 31, 2020, States Title Insurance Company of California and States Title Insurance Company were merged into NATIC, and the three combined entities were re-domiciled to South Carolina. NATIC has since been renamed Doma Title Insurance, Inc. (“DTI”).
The Company’s insurance business, DTI, and its agency businesses are subject to extensive regulation under applicable state laws. DTI is subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and enter into transactions with affiliates. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving title insurance policy forms, accounting practices, financial practices, establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules. The process of state regulation of changes in rates ranges from states which set rates, to states where individual companies or associations of companies prepare rate filings which are submitted for approval, to a few states in which rate changes do not need to be filed for approval.
Since we are regulated by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on our insurance operations of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted.
Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Departments of Insurance of their respective states of domicile. As of December 31, 2021, $45.3 million of our statutory net assets are restricted from dividend payments without prior approval from the Departments of Insurance of their respective states of domicile. During 2022, our title insurance subsidiary can pay or make distributions to us of approximately $20.2 million, without prior approval.
The statutory capital and surplus of our DTI was approximately $45.3 million and $39.7 million as of December 31, 2021 and 2020, respectively. The statutory net income of DTI was $20.2 million and $16.4 million for the years ended December 31, 2021 and 2020, respectively.
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of our states of domicile for our title insurance underwriter subsidiaries have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, in both years, the timing of amounts released from the statutory unearned premium reserve under NAIC SAP differs from the states’ required practice. Statutory surplus at December 31, 2021 and 2020, respectively, was lower by approximately $5.6 million and $0.1 million than if we had reported such amounts in accordance with NAIC SAP.
Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2021.
There are no other restrictions on our retained earnings regarding our ability to pay dividends to stockholders although there are limits on the ability of certain subsidiaries to pay dividends to us, as described above.
22. Subsequent events
In the preparation of the accompanying consolidated financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company’s financial statements, noting no subsequent events or transactions that require disclosure.

Doma Holdings, Inc.
Valuation and Qualifying Accounts

(In Thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2021:
Allowance for deferred tax assets	$23,330	$32,290	$—	$55,620
Liability for loss and loss adjustment expenses	69,800	21,335	10,868	80,267
Allowance for doubtful accounts	492	1,230	640	1,082
Year ended December 31, 2020:
Allowance for deferred tax assets	$11,623	$11,707	$—	$23,330
Liability for loss and loss adjustment expenses	62,758	15,337	8,295	69,800
Allowance for doubtful accounts	210	424	142	492
Year ended December 31, 2019:
Allowance for deferred tax assets	$4,752	$6,871	$—	$11,623
Liability for loss and loss adjustment expenses	—	71,551	8,793	62,758
Allowance for doubtful accounts	—	210	—	210
See accompanying Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Doma Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Doma Holdings, Inc. and subsidiaries (the “Company") as of December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Deloitte & Touche LLP
Miami, Florida
March 4, 2022
We have served as the Company's auditor since 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
There were no changes in or disagreements with our accountants on matters related to accounting and financial disclosure.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
As disclosed in Part I, Item 4 “Controls and Procedures” in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, we continued to report a material weakness in internal control due to the insufficient risk assessment of the underlying accounting treatment for certain complex financial instruments initially determined by Capitol Investment Corp. V.
Remediation Efforts to Address Material Weakness
Prior to the Business Combination, the Company’s internal control and review process relied upon different employees, processes, and technology. The current internal control and review process includes:
•processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our complex financial instruments and equity awards;
•a more robust suite of compensating controls;
•a larger accounting staff with the requisite experience and training; and
•the utilization of third-party professionals regarding complex accounting applications.
The Company has concluded that the remediation activities demonstrated are sufficient to conclude that the previously disclosed material weakness has been remediated as of December 31, 2021.
Changes in Internal Control over Financial Reporting

Except for the changes discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
As discussed in the Introductory Note of this Annual Report on Form 10-K (this “Annual Report”), we completed the Business Combination on July 28, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-

Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.
Attestation Report of Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions the Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Our directors and executive officers and their ages as of December 31, 2021 are as follows:

Name	Age	Position
Max Simkoff	40	Chief Executive Officer and Director
Noaman Ahmad	43	Chief Financial Officer
Hasan Rizvi	56	Chief Technology Officer
Eric Watson	51	General Counsel and Secretary
Sharda Cherwoo(1)	63	Director
Mark D. Ein	57	Director
Stuart Miller	64	Director
Charles Moldow	56	Director
Karen Richardson(1), (3)	59	Director
Lawrence Summers(3)	67	Director
Maxine Williams(2)	51	Director
Serena Wolfe(1)	42	Director
Matthew E. Zames(2), (3)	51	Director and Chairperson
_____________________
(1) Member of the Audit & Risk Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominating and Corporate Governance Committee.
Max Simkoff is the founder of Doma and has served as Chief Executive Officer and as a member of our board of directors since our founding in September 2016. Prior to founding Doma, Mr. Simkoff served as the Vice President of Strategic Initiatives at Cornerstone OnDemand, a cloud-based people development company, from October 2014 to August 2016. Mr. Simkoff co-founded Evolv, Inc., an enterprise predictive analytics software company, and served as its Chief Executive Officer from November 2006 until its acquisition by Cornerstone OnDemand in October 2014. Mr. Simkoff received a B.A. in History from Northwestern University. We believe that Mr. Simkoff is qualified to serve as a member of our board of directors because of his historical knowledge of the business, extensive experience and leadership in the technology industry in addition to the continuity he brings as our founder and Chief Executive Officer.
Noaman Ahmad has served as the Chief Financial Officer of Doma since December 2018. Mr. Ahmad was previously the Senior Vice President of Finance and Treasurer for the Warranty Group, a service contract and warranty company, from January 2017 until December 2018. Prior to those roles, from March 2010 until January 2017, Mr. Ahmad served in various roles at Aon plc, a professional services firm, including as Senior Vice President from January 2013 to January 2017. He received his B.A. in Computer Science from Dartmouth College and his M.B.A. from Harvard Business School.
Hasan Rizvi has served as the Chief Technology Officer since March 2019. Prior to Doma, Mr. Rizvi was a Senior Advisor at Bridge Growth Partners, LLC from December 2017 until September 2019 and the founder and CEO of Qlue, Inc., an enterprise SaaS platform, from September 2014 until May 2017 when Qlue was acquired by ServiceNow, Inc., a software company. He started his career at the computer software company Oracle, Inc., holding various roles including Executive Vice President, Fusion Middleware and Java Products. He received an M.S. in Computer Science from Rutgers University, an M.S. in Engineering Management from Stanford University and completed Harvard Business School’s Advanced Management Program.

Eric Watson has served as the General Counsel and Secretary of Doma since July 2019. He previously served as Executive Vice President, General Counsel and Secretary at Mosaic, a specialty finance company, from July 2016 until July 2019. Prior to Mosaic, Mr. Watson was Deputy General Counsel at SoFi, an online personal finance company, from April 2015 until June 2016, Counsel at Sallie Mae, a consumer banking company, from November 2014 until April 2015 and Vice President, Associate General Counsel and Secretary of Navient Corporation, a consumer lending company, from November 2002 until September 2014. He received his B.A. in Economics from Rutgers University and his J.D. from the University of Pennsylvania Carey Law School.
Sharda Cherwoo served as a Partner at Ernst & Young LLP (“EY”), a global professional services firm, from October 1991 until January 2020. Ms. Cherwoo also served as a Senior Advisory Partner in EY’s Private Equity practice group from August 2009 until January 2020 and served financial services clients as a Global Client Service Partner and Global Tax Account Leader from October 1991 until January 2020. From November 2001 to October 2004, Ms. Cherwoo served as the founding Chief Executive Officer of EY’s Global Shared Services operations in Bangalore, India. Prior to that, Ms. Cherwoo held various senior leadership roles and other positions since joining EY in the United States in July 1982 in the audit practice. She also currently serves as a member of the board of directors of Tax Analysts, a non-partisan, non-profit publisher, since January 2020, and World Fuel Services Corp., a publicly traded energy, commodities and services company, since February 2020 and World Quantum Growth Acquisition Corp., a publicly traded blank check company, since August 2021. She also serves as a member of the advisory board of Land O’Lakes Inc., a member-owned agricultural cooperative, since December 2020 and a member of the board of trustees of the International House of New York since June 2008 and a member of the board of the NACD, New York Chapter, since September 2021. Ms. Cherwoo is a Certified Public Accountant licensed in New York and holds a B.Sc. in Accounting as Valedictorian from Sacred Heart University. Ms. Cherwoo has also attended Executive Education programs at Harvard Business School for Strategic Leadership for EY Partners and at Northwestern University, Kellogg School of Management. We believe that Ms. Cherwoo is qualified to serve as a member of our board of directors because of her extensive financial expertise, and experience as partner at EY.
Mark D. Ein was the Chairman, Chief Executive Officer and a member of the Board of Directors of Capitol Investment Corp. V prior to the Business Combination. Mr. Ein is an investor, entrepreneur and philanthropist, who has created, acquired, invested in and built a series of growth companies across a diverse set of industries over the course of his 30-year career. During this time, Mr. Ein has been involved in the founding or early stages of six companies that have been worth over one billion dollars and has led over $3.0 billion of private equity, venture capital and public company investments. Since its formation in May 2017, Mr. Ein has served as the Chairman of the Board and Chief Executive Officer of Capitol V. Mr. Ein has served in these same roles for Capitol VII since its formation in January 2021. Mr. Ein serves as Chairman of the Board of Capitol VI, and served as its Chief Executive Officer from its formation until June 2021. Mr. Ein has served as a director of BrightSpark since its formation in February 2021. From May 2017 until July 2019, Mr. Ein was the Chairman of the Board and Chief Executive Officer of Capitol IV, a blank check company formed for substantially similar purposes as Capitol. In July 2019, Capitol IV completed its business combination with Nesco, one of the largest specialty equipment rental providers to the growing electric utility transmission and distribution, telecom and rail industries in North America. Mr. Ein has served as a director on the Board of Nesco since the closing of its business combination, and is now a director of the Board of Custom Truck One Source. From July 2015 until June 2017, Mr. Ein was the Chairman of the Board and Chief Executive Officer of Capitol III, a blank check company formed for substantially similar purposes as Capitol. In June 2017, Capitol III completed its business combination with Cision, a leading media communication technology and analytics company. Mr. Ein served as Vice-Chairman of the Board of Cision from the closing of its business combination until January 2020 when it was sold to Platinum Equity and taken private. From August 2010 to July 2015, Mr. Ein was the Chairman of the Board, Chief Executive Officer, Treasurer and Secretary of Capitol II, a blank check company formed for substantially similar purposes as Capitol. In July 2015, Capitol II completed its business combination with Lindblad, a global leader in expedition cruising and extraordinary travel experiences. Mr. Ein has served as Chairman of the Board of Lindblad since the closing of the business combination. From June 2007 to October 2009, Mr. Ein was the Chief Executive Officer and Director of Capitol I, a blank check company formed for substantially similar purposes as Capitol. Capitol I completed its business combination with Two Harbors, a Maryland real estate investment trust, in October 2009. From October 2009 to May 2015, Mr. Ein served as the Non-Executive Vice Chairman of Two Harbors’ Board of Directors. Mr. Ein is the Founder of Venturehouse Group, LLC, a holding company that creates, invests in and builds companies, and has served as its Chairman and Chief Executive Officer since 1999. He has also been the President of Leland Investments Inc., a private investment firm, since 2005. Mr. Ein is Co-Chairman of Kastle Holding Company LLC,

which through its subsidiaries is the majority owner and conducts the business of Kastle Systems, LLC, a provider of building and office security systems that was acquired in January 2007. Mr. Ein has also served on the Board of Directors of Soho House Holdings Limited since September 2018. Mr. Ein received a B.S. in Economics with a concentration in Finance from the University of Pennsylvania’s Wharton School of Finance and an M.B.A. from the Harvard Business School. We believe that Mr. Ein is qualified to serve as a member of our board of directors because of his public company experience, operational experience and his business contacts.
Stuart Miller has served as a member of Doma’s board of directors since January 2019. Mr. Miller has served as the Executive Chairman of Lennar Corporation, a publicly traded nationwide homebuilder, since April 2018 and as a director of Lennar since April 1990. Mr. Miller previously served as Lennar’s Chief Executive Officer from April 1997 to April 2018. Mr. Miller also served as President of Lennar from April 1997 to April 2011. He also currently serves as a member of the board of directors of Five Point Holdings, LLC, a publicly traded home developer. He received his A.B. from Harvard University and his J.D. from the University of Miami School of Law. We believe that Mr. Miller is qualified to serve as a member of our board of directors because of his extensive leadership experience and success in the housing industry.
Charles Moldow has served as a member of Doma’s board of directors since November 2016. Mr. Moldow has been a General Partner at Foundation Capital since September 2005. He currently serves as a member of the boards of directors of a number of privately held companies. He received his B.S. in Economics from the University of Pennsylvania and his M.B.A. from Harvard Business School. We believe that Mr. Moldow is qualified to serve as a member of our board of directors because of his extensive experience in the technology industry, including as a founder of, venture capital investor in, and director of, several technology companies.
Karen Richardson has served as a member of Doma’s board of directors since September 2019. Ms. Richardson has served as a member of the board of directors of Atrius Acquisition, Inc., a blank check company, which recently completed its business combination with Origin Materials, Inc., since July 2020, BP plc, a publicly traded multinational oil and gas company, since January 2021, and Exponent, Inc., a publicly traded engineering and scientific consulting firm, since December 2013. She previously served as a member of the board of directors of BT Group plc, a publicly listed British multinational telecommunications company, from October 2011 to September 2018, and Worldpay Group plc, a publicly traded payment processing company acquired by Fidelity National Information Services, Inc. in July 2019, from June 2016 to July 2019. Prior to her time at BT and Worldpay, Ms. Richardson held a number of senior sales and marketing roles in technology companies, including her tenure as Chief Executive Officer at Epiphany, Inc. between 2003 and 2006. Ms. Richardson has also served as an advisor to Silver Lake Partners and has served on a number of private company boards. Ms. Richardson received her B.S. in Industrial Engineering from Stanford University. We believe that Ms. Richardson is qualified to serve as a member of our board of directors because of her extensive leadership experience and success in the technology industry.
Lawrence Summers, Ph.D., has served as a member of Doma’s board of directors since September 2019. Since January 2011, Dr. Summers has served as the Charles W. Eliot University Professor & President Emeritus of Harvard University and the Weil Director of the Mossavar-Rahmani Center for Business & Government at the Harvard Kennedy School. From January 2009 to December 2010, Dr. Summers served as Director of the National Economic Council for President Obama. Dr. Summers previously served as President of Harvard University, and he has also served in various other senior policy positions, including as Secretary of the Treasury and Vice President of Development Economics and Chief Economist of the World Bank. Dr. Summers currently serves as the Chairman of the International Advisory Board at Santander Bank and on the board of directors of Square, a publicly traded financial services and mobile payments company, in addition to the boards of directors of a number of privately held companies. He also served on the board of directors of LendingClub, a publicly traded peer-to-peer lending company from December 2012 until March 2018. He holds a B.S. in Economics from the Massachusetts Institute of Technology and a Ph.D. in Economics from Harvard University. We believe Dr. Summers is qualified to serve as a member of our board of directors because of his extensive economic, financial and business experience.
Maxine Williams has served as the Chief Diversity Officer of Meta Platforms, Inc. (formerly Facebook, Inc.) since September 2013 reporting to the COO. In that capacity she brings an inclusive lens to the development of product, policy and people programs. Ms. Williams previously led the Diversity & Inclusion efforts at the law firm White & Case LLP and previously served as a member of the board of directors of Massy Group, Inc., a publicly traded conglomerate based in the Caribbean. She has practiced as an attorney in civil, criminal and industrial courts. She received her B.A. from Yale University and her law degree from Oxford University. We believe that Ms. Williams is qualified to serve as a member of our board of directors because of her extensive experience in senior management roles in the technology and legal industries.
Serena Wolfe is Chief Financial Officer of Annaly Capital Management, Inc. (“Annaly”). Ms. Wolfe has over 20 years of experience in accounting, of which 13 years were focused solely in real estate practice. Prior to joining Annaly in December 2019, Ms. Wolfe had served as a Partner at EY since 2011. Ms. Wolfe held a variety of roles across industries since beginning her career at EY in 1998, including most recently as EY’s Central Region Real Estate Hospitality & Construction leader since 2017. Ms. Wolfe currently serves on the boards of Berkshire Grey, Inc. and Doma. Ms. Wolfe received a Bachelor of Commerce in Accounting from the University of Queensland. Ms. Wolfe is a Certified Public Accountant in the states of New York, California, Illinois and Pennsylvania. We believe that Ms. Wolfe is qualified to serve as a member of our board of directors because of her extensive experience in the real estate sector as both a public company audit partner and her financial expertise as a chief financial officer of a public company.
Matthew E. Zames has served as a member of Doma’s board of directors since January 2019 and as chairperson of the board of directors since April 2021. From April 2018 to April 2021, Mr. Zames was President of Cerberus Capital Management and Chairman of Cerberus Technology Solutions, where he had broad responsibilities across the firm’s global platform and lead a number of operational and strategic initiatives, including overseeing all investments in the financial services industry, growing the understanding and use of technology, data, and AI in investment activities and at the firm’s portfolio companies, and helping the firm identify and capitalize on new investment strategies. Prior to that, Mr. Zames was the Chief Operating Officer (COO) and a member of the Operating Committee of JPMorgan Chase & Co. from 2012 to 2017. In his role as COO, his responsibilities included the firm’s Chief Investment Officer (CIO), the Oversight and Control Group, Treasury & Funding, Mortgage Banking Capital Markets, Compliance, One Equity Partners, Corporate Strategy, Regulatory Affairs, Global Technology and Operations, Global Real Estate, Procurement, Security & Safety, General Services, and Military & Veteran Affairs. Mr. Zames was co-COO from July 2012 until April 2013 when he assumed the full COO position. Previously, he was CIO of JPMorgan Chase. Prior to 2012, Mr. Zames held a series of senior roles in the firm’s Investment Bank. He was co-head of Global Fixed Income for J.P. Morgan’s Investment Bank and head of Chase’s Mortgage Banking Capital Markets. Before that, he managed several leading Markets businesses, including Rates, Foreign Exchange, Public Finance, Securitized Products Group, and the Tax Exempt Capital Markets business. Before joining J.P. Morgan in 2004, Mr. Zames worked at Credit Suisse, where he was co-head of Global Dollar Interest Rate Trading, a member of the Fixed Income Operating Committee, and the Credit Suisse First Boston Management Council. Mr. Zames is a former member of the Federal Reserve Bank of New York’s Investor Advisory Committee on Financial Markets, a former member and chairman of the U.S. Treasury Department’s Treasury Borrowing Advisory Committee and a former member of the Federal Reserve Bank of New York’s Treasury Market Practices Group. He currently serves on the board of directors of Immuta (a data governance company), and is an advisor to BREX (a B2B financial products company focusing on corporate cards). He is a member of The Economic Club of NY and a member of the Council on Foreign Relations. Mr. Zames also serves on the MIT Sloan Finance Group Advisory Board, the board of directors of the Marine Corps-Law Enforcement Foundation, the board of directors of Guiding Eyes for the Blind and the Institute for Veterans and Military Families Advisory Board at Syracuse University. Mr. Zames received a B.S. from the Massachusetts Institute of Technology. We believe that Mr. Zames is qualified to serve as a member of our board of directors because of his extensive economic, financial, technology, data, artificial intelligence and business experience.
Family Relationships
There are no family relationships among any of the individuals who serve as our directors or executive officers.
Composition of Our Board of Directors
Our board of directors consists of ten members with Matthew E. Zames serving as chairperson. Our board of directors was designated as follows pursuant to the Merger Agreement:

•Mark D. Ein was designated by the Sponsors;
•Max Simkoff, Sharda Cherwoo, Stuart Miller, Charles Moldow, Karen Richardson, Lawrence Summers, Serena Wolfe and Matthew E. Zames were designated by Doma; and
•Maxine Williams was mutually designated by the Sponsors and Doma.
Our certificate of incorporation has a classified board of directors, divided into three classes. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose terms are then expiring, to serve from the time of election and qualification until the third annual meeting following their election or until their earlier death, resignation or removal. The term of one class expires at each annual meeting of the stockholders; thus, directors typically stand for election after three years, unless they are filling an unexpired term.
The primary responsibilities of our board of directors is to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally, as required.
Role of Board in Risk Oversight
Our board of directors has extensive involvement in the oversight of risk management related to us and our business and accomplishes this oversight through the regular reporting to our board of directors by the audit & risk committee. The audit & risk committee represents our board of directors by periodically reviewing our accounting, reporting and financial practices, including the integrity of our financial statements, the surveillance of administrative and financial controls and its compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit & risk committee reviews and discusses all significant areas of our business and summarizes for our board of directors all areas of risk and the appropriate mitigating factors. In addition, our board of directors receives periodic detailed operating performance reviews from management.
Board Committees
Our board of directors has an audit & risk committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.
Our board of directors has adopted a charter for each of these committees, which complies with the applicable rules and regulations of the New York Stock Exchange (the “NYSE”) and the Securities and Exchange Commission (the “SEC”). The charters of each respective committee, and any amendments thereto that may be adopted from time to time, are available on the investor relations page on our website at https://investor.doma.com/. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K (this “Annual Report”).
Audit & Risk Committee
The audit & risk committee consists of Sharda Cherwoo, Karen Richardson and Serena Wolfe, with Serena Wolfe serving as the chair of the committee. Our board of directors has determined that each member of the audit & risk committee can read and understand basic financial statements in accordance with NYSE audit committee requirements. In arriving at this determination, our board of directors examined each audit & risk committee member’s scope of experience and the nature of their prior and/or current employment.
Our board of directors has determined that Serena Wolfe qualifies as an “audit committee financial expert” within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE listing rules. In making this determination, our board of directors considered Serena Wolfe’s formal education and previous and current experience in financial and accounting roles. This designation does not impose on her any duties, obligations or liabilities that are greater than generally imposed on members of our audit & risk committee and our board of directors.

Our board of directors has determined that each of Sharda Cherwoo, Karen Richardson and Serena Wolfe is “independent” as that term is defined under the Rule 10A-3(b)(1) of the Exchange Act and the applicable NYSE listing standards.
The independent registered public accounting firm and management periodically meet privately with the audit & risk committee.
The audit & risk committee is responsible for, among other things:
•appointing, compensating, retaining, terminating and overseeing our independent registered public accounting firm;
•evaluating our independent registered public accounting firm’s qualifications, performance and independence;
•reviewing and approving the our independent registered public accounting firm the planned scope and timing of the audit plan(s) and discussing significant findings from the audit;
•pre-approving all audit and permissible non-audit services to be provided by our independent registered public accounting firm;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
•reviewing our policies and practices on risk assessment and risk management;
•reviewing related person transactions;
•overseeing the performance of our internal audit function;
•overseeing our financial and accounting controls and compliance with legal and regulatory requirements; and
•establishing procedures for the confidential, anonymous submission of concerns regarding questionable accounting or auditing matters.
Compensation Committee
The compensation committee consists of Maxine Williams and Matthew E. Zames, with Matthew E. Zames serving as the chair of the committee. Maxine Williams and Matthew E. Zames are non-employee directors, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our board of directors has determined that each of Maxine Williams and Matthew E. Zames is “independent” as defined under applicable NYSE listing standards, including the standards specific to members of a compensation committee.
The compensation committee is responsible for, among other things:
•determining, or recommending to the our board of directors for determination, the compensation of our executive officers, including the chief executive officer;
•administering our equity compensation plans;
•overseeing our overall compensation policies and practices, compensation plans, and benefits programs; and
•appointing and overseeing any compensation consultants.
Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Karen Richardson, Lawrence Summers and Matthew E. Zames, with Lawrence Summers serving as the chair of the committee. Our board of directors has determined that each of these individuals is “independent” as defined under applicable NYSE listing standards.
The nominating and corporate governance committee is responsible for, among other things:
•evaluating and making recommendations regarding the composition, organization and governance of our board of directors and its committees;
•reviewing and making recommendations with regard to our corporate governance guidelines and compliance with laws and regulations; and
•overseeing an evaluation of the our board of directors and its committees.
Code of Ethics and Business Conduct
Our board of directors has adopted a code of ethics and business conduct that applies to all of our employees, officers, and directors, including our chief executive officer, chief financial officer, and other executive and senior financial officers. The full text of our code of ethics and business conduct is available on the investor relations page on our website at https://investor.doma.com/. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.
Corporate Governance Guidelines
Our board of directors has adopted corporate governance guidelines, which are available on the investor relations page on our website at https://investor.doma.com/. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for Doma executive officers who are our named executive officers (“NEOs” or “named executive officers”). For 2021, Doma’s NEOs and their positions were as follows:
•Maxwell Simkoff, Chief Executive Officer;
•Noaman Ahmad, Chief Financial Officer; and
•Hasan Rizvi, Chief Technology Officer.
As a smaller reporting company and an emerging growth company, we are subject to reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Summary Compensation Table
The following table presents all of the compensation awarded to or earned by or paid to NEOs for the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)[1]	Option Awards ($)[2]	Stock Awards ($)[3]	Non-Equity Incentive Plan Compensation	All Other Compensation ($)[4]	Total ($)
Maxwell Simkoff
Chief Executive Officer	2021	643,269	2,701,730	—	4,808,929	—	9,950	8,163,878
	2020	360,000	850,000	—	—	—	9,450	1,219,450
Noaman Ahmad
Chief Financial Officer	2021	390,385	780,769	—	3,042,410	—	9,950	4,223,514
	2020	350,000	525,000	103,053	—	—	900	978,953
Hasan Rizvi
Chief Technology Officer	2021	363,461	726,923	334,898	3,042,410	—	9,950	4,477,642
_________________________
(1)For 2021, reflects discretionary bonus amount to be paid to the named individual in March 2022, subject to continued employment though the payment date, under Doma’s annual cash bonus program.
(2)Amounts reflect the full grant-date fair value of options granted during 2021 and 2020 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to executive officers in Note 12 to our consolidated financial statements included elsewhere in this annual report. The stock option awards granted to each of our named executive officers consisted of at-the-money options.
(3)Amounts reflect the full grant-date fair value of performance share units granted during 2021 based on target performance, which was the probable outcome of the performance conditions, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all performance share unit awards made to executive officers in Note 12 to our consolidated financial statements included elsewhere in this annual report.
(4)For 2021, amounts reflect for each named executive officer: (i) matching contributions under our 401(k) Plan ($8,700), (ii) an electronics allowance ($1,200) and (iii) the company cost for insurance ($50).
Elements of Doma’s 2021 Executive Compensation Program
For the year ended December 31, 2021, the compensation for each NEO generally consisted of a base salary, an annual bonus (for the 2021 performance year) and standard employee benefits. Mr. Rizvi also received an award of stock options under the Old Doma 2019 Equity Incentive Plan (referred to as the “2019 Equity Incentive Plan”) and each NEO received an award of performance restricted stock units (“PRSUs”) under the Company’s 2021 Omnibus Incentive Plan (“2021 Plan” or “Omnibus Incentive Plan”). These elements (and the amounts of compensation and benefits under each element) were selected because Doma believed they were necessary to help attract and retain executive talent which was fundamental to its success. Below is a more detailed summary of the executive compensation program as it relates to Doma’s NEOs.
Base Salaries
The NEOs received a base salary to compensate them for services rendered to Doma. The base salary payable to each NEO provided a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. The table below details the annual rate of base salary paid to the NEOs in 2021. The actual base salaries paid to each NEO for 2021 are set forth above in the Summary Compensation Table in the column entitled “Salary.”

Name	Initial Base Salary ($)	Salary Increase Date	Salary Increase Amount ($)	Current Base Salary ($)
Maxwell Simkoff	400,000	May 1, 2021	350,000	750,000
Noaman Ahmad	350,000	May 1, 2021	50,000	400,000
Hasan Rizvi	350,000	May 1, 2021	10,000	360,000
2021 Annual Cash Incentive Program
Doma maintained an annual cash bonus program for 2021 pursuant to which certain of its employees, including the NEOs, were eligible to receive an annual bonus based on, among other things, the named executive officer’s overall performance and Doma’s performance. Such bonuses were designed to incentivize the NEOs with a variable level of compensation. Actual bonus amounts were determined in the discretion of the compensation committee upon consideration of various factors.
The NEOs each had a target bonus equal to a percentage of base salary, which for Mr. Simkoff is 120% and for Messrs. Ahmad and Rizvi is 100%. The actual bonuses earned by each NEO for performance in 2021 and that will be paid in March 2022, subject to the NEOs continued employment through payment date, respectively, are set forth above in the Summary Compensation Table. The Company determined to pay 2021 annual bonuses to Mr. Simkoff at 350% of target and Messrs. Ahmad and Rizvi at 200% of target in recognition of their efforts in connection with the Business Combination and their other material business contributions to the Company’s success in 2021.
Equity Incentive Plans and Outstanding Awards
Stock Options
As set forth below in the Outstanding Equity Awards at 2021 Fiscal Year-End table, in March 2021 Mr. Rizvi was granted stock options under the 2019 Equity Incentive Plan maintained by Old Doma. Upon the occurrence of a merger of Doma with or into another corporation or other entity or a Change in Control (as defined in the 2019 Equity Incentive Plan), each outstanding award granted under the 2019 Equity Incentive Plan will be treated as the board of Doma or any committee delegated by the board, determines without the participant’s consent, including: (i) assumed (or substituted) by the acquiring or succeeding corporation or an affiliate thereof, (ii) upon written notice to the participant, terminated upon or immediately prior to the consummation of such merger or Change in Control, (iii) will vest and become exercisable, realizable or payable or restrictions applicable to such award will lapse and, to the extent the board or committee determines, terminate, (iv) (A) terminated in exchange for an amount in cash and/or property equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction or (B) replacement of the award with other rights or property selected by the board or committee, in its sole discretion, or (v) any combination of the above. In the event that the successor corporation does not assume or substitute for the award, the participant will fully vest in and have the right to exercise, for a period of time determined by the board or committee, all outstanding options and all restrictions on restricted stock and restricted stock units will lapse.
PRSUs
As set forth below in the Outstanding Equity Awards at 2021 Fiscal Year-End table, in October 2021 each of our NEOs were granted PRSUs under the Omnibus Incentive Plan. The PRSUs are designed to measure Doma’s performance based on achievement of the business goals established for the three-year performance period from January 1, 2021 through December 31, 2023 (the “21-23 Performance Period”). After the end of fiscal year 2023, performance against the goals will be measured and a final award will be made with a potential payout ranging from 0% to 150% of the target number of PRSUs, based on cumulative performance over the 21-23 Performance Period. After a final number of award units is determined at the end of the 21-23 Performance Period, such award will then vest in three equal annual installments in 2024, 2025 and 2026 (the first installment to be paid during calendar year

2024 as soon as practicable after the announcement of the Company’s audited financials for fiscal year 2023, and the second and third installments on February 1, 2025 and February 1, 2026, respectively). The performance goals for the PRSUs granted in 2021 are based 65% on the Company’s achievement of its Retained Premiums and Fees target and 35% based on the Company’s achievement of its target ratio of Adjusted Gross Profit to Retained Premium and Fees. “Retained Premiums and Fees,” a non-GAAP financial measure, is defined as total revenue under GAAP minus premiums retained by third-party agents. “Adjusted Gross Profit,” a non-GAAP financial measure, is defined as gross profit (loss) under GAAP, adjusted to exclude the impact of depreciation and amortization. The “ratio of adjusted gross profit to retained premiums and fees,” a non-GAAP measure, expressed as a percentage, is calculated by dividing adjusted gross profit by retained premiums and fees. For more information on the definitions of “retained premiums and fees,” “adjusted gross profit” and “ratio of adjusted gross profit to retained premiums and fees,” and for a reconciliation of our non-GAAP financial measures with GAAP results, please refer to the section titled “Non-GAAP Financial Measures” in Item 7 as well as the section titled “Non-GAAP Financial Measures” in each of our quarterly reports filed on Forms 10-Q.
In the event of the recipients termination due to death or disability, to the extent the 21-23 Performance Period has ended, but the number of PRSUs earned has not yet been determined, the PRSUs will be earned based on actual performance and will vest on the date of determination, to the extent the 21-23 Performance Period has not yet ended, the PRSUs will be deemed to have been earned at the target level (100%), and will immediately vest and to the extent the number of PRSUs has been determined, any earned but unvested PRSUs will immediately vest.
In the event of a “change in control” (as defined in the Omnibus Incentive Plan), the PRSUs will be treated as determined by the compensation committee under the Omnibus Incentive Plan, which provides for (i) continuation or assumption of outstanding awards under the Omnibus Incentive Plan by us (if we are the surviving corporation) or by the successor or surviving corporation or its parent; (ii) substitution or replacement of any outstanding award by the successor or surviving entity or its parent for a cash payment, securities, rights or other property to be paid or issued, as the case may be, by the successor or surviving entity (or a parent or subsidiary thereof); (iii) acceleration of the vesting (including the lapse of any restriction) and exercisability of outstanding awards, in each case, either (x) immediately prior to or as of the date of the change in control, (y) upon a participant’s involuntary termination of service on or within a specified period following the change in control, or (z) upon the failure of the successor or surviving corporation (or its parent) to continue or assume such outstanding awards; (iv) in the case of a performance award such as the PRSUs, determination of the level of attainment of the applicable performance conditions; and (v) cancellation of outstanding awards under the Omnibus Incentive Plan in consideration of a payment, with the form, amount and timing of such payment to be determined by the compensation committee in its sole discretion, provided that (x) such payment is made in cash, securities, rights and/or other property, (y) the amount of such payment equals the value of the award, as determined by the compensation committee in its sole discretion and (iii) such payment will be made promptly following the change in control, in compliance with Section 409A of the Code.
Other Compensation
Retirement
Doma maintains a 401(k) retirement savings plan for its employees, including the NEOs, who satisfy certain eligibility requirements. Doma’s NEOs were eligible to participate in the 401(k) plan on the same terms as other full-time employees.
Employee Benefits and Perquisites
All of Doma’s full-time employees, including the NEOs, are eligible to participate in Doma’s health and welfare plans, including medical, dental and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance and life insurance. Doma did not maintain any executive-specific benefit or perquisite programs in 2021.
Outstanding Equity Awards at 2021 Fiscal Year-End
The table below sets forth the outstanding equity awards held by the NEOs as of December 31, 2021.

		Option Awards				Stock Awards
Name	Option/Stock Award Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)
Maxwell Simkoff	10/5/2021	—	—	—	—	—	—	701,010	3,561,131
Noaman Ahmad	7/28/2021(3)	597,562	551,162	0.45	4/15/2029	—	—	—	—
	7/28/2021(4)	39,338	50,585	0.71	6/2/2030	—	—	—	—
	7/28/2021(5)	85,738	222,917	0.71	9/21/2030	—	—	—	—
	10/5/2021	—	—	—	—	—	—	443,500	2,252,980
Hasan Rizvi	7/28/2021(6)	1,369,390	1,017,029	0.45	4/15/2029	—	—	—	—
	7/28/2021(7)	65,566	84,307	0.71	6/2/2030	—	—	—	—
	7/28/2021(8)	—	59,949	0.71	1/27/2031	—	—	—	—
	10/5/2021	—	—	—	—	—	—	443,500	2,252,980
____________________
(1)The market value of unvested stock awards is based on the closing market price of our Common Stock on December 31, 2021 of $5.08.
(2)PRSUs granted in 2021 are subject to performance during the 21-23 Performance Period, with the potential payout ranging from 0% to 150% of the target number of units, and to the extent earned will vest over a three-year period, all as described above under “Equity Incentive Plans and Outstanding Awards - PRSUs.” The number of units and payout value reported is based on achieving target performance goals.
(3)The option vests in 25% on the first anniversary of December 10, 2018 and in equal monthly installments thereafter until it is fully vested on the fourth anniversary of such date. The stock option was received in the Business Combination in exchange for a stock option to acquire shares of Old Doma common stock.
(4)The option vests in 25% on the first anniversary of March 1, 2020 and in equal monthly installments thereafter until it is fully vested on the fourth anniversary of such date. The stock option was received in the Business Combination in exchange for a stock option to acquire shares of Old Doma common stock.
(5)The option vests in equal monthly installments beginning on September 1, 2020 until it is fully vested on March 1, 2025. The stock option was received in the Business Combination in exchange for a stock option to acquire shares of Old Doma common stock.
(6)The option vests in 25% on the first anniversary of March 18, 2019 and in equal monthly installments thereafter until it is fully vested on the fourth anniversary of such date. The stock option was received in the Business Combination in exchange for a stock option to acquire shares of Old Doma common stock.
(7)The option vests in 25% on the first anniversary of March 1, 2020 and in equal monthly installments thereafter until it is fully vested on the fourth anniversary of such date. The stock option was received in the Business Combination in exchange for a stock option to acquire shares of Old Doma common stock.
(8)The option vests in 25% on the first anniversary of March 1, 2021 and in equal monthly installments thereafter until it is fully vested on the fourth anniversary of such date. The stock option was received in the Business Combination in exchange for a stock option to acquire shares of Old Doma common stock.
Company Executive Compensation
We maintain an executive compensation program that is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, motivate and retain individuals who contribute to our long-term success. Decisions on the executive compensation program are made by the compensation committee of our board of directors.
Employment Agreements
Effective May 1, 2021, we entered into employment agreements with each of our named executive officers, with substantially the same terms. The employment agreements provide for at-will employment that the named executive officer or the company may terminate at any time and for any reason. Pursuant to the employment agreements, Messrs. Simkoff, Ahmad and Rizvi will receive initial base salaries in the amounts of $750,000, $400,000 and $360,000 respectively. The employment agreements also provide for a target annual bonus equal to a specified percentage of base salary, which for Mr. Simkoff is 120% and for Messrs. Ahmad and Rizvi is 100%, and eligibility for a target annual long-term incentive award with a grant date value of $2,350,000 for Mr. Simkoff and $1,100,000 for each of Messrs. Ahmad and Rizvi. For 2022, the Company, after consideration of relevant factors, including, but not limited to, the assumption of additional duties, responsibilities and other contributions, has determined that Messrs. Simkoff, Rizvi and Ahmad will receive an annual long-term incentive award valued at $2,350,000, $3,000,000 and $2,000,000, respectively.
Pursuant to the employment agreements, the named executive officers are entitled to severance under the Executive Severance Plan (as defined below), which is described in more detail below. Further, upon a termination of the named executive officer’s employment by the company without Cause or by the executive with Good Reason (each as defined in the Executive Severance Plan), in each case, within 12-months after a Change in Control (as defined in the 2019 Equity Incentive Plan or the Omnibus Incentive Plan, as applicable), all equity awards issued and held by the named executive officer, will accelerate and become vested and exercisable as of the date of such termination.
In addition, the named executive officers are subject to certain restrictive covenants, including perpetual nondisclosure of confidential information and 12 month (and for the CEO, 18 month) post-termination non-competition and non-solicitation of customers, clients and service providers covenants. The named executive officers are also subject to perpetual non-disparagement covenants.
Executive Severance Plan
We maintain an Executive Severance Plan (the “Executive Severance Plan”). Pursuant to the terms of their employment agreements, each of our named executive officers is eligible to participate in the Executive Severance Plan.
The Executive Severance Plan provides that, upon an involuntary termination by the company without Cause or a termination by the participant for Good Reason (each as defined in the Executive Severance Plan), the participant will be eligible to receive severance benefits determined based on the participant’s title.
Under the Executive Severance Plan, the CEO, members of our Executive Leadership Team who report to the CEO, and other individuals as may be approved by the compensation committee of our board of directors will be eligible to receive benefits under the plan if they are selected by us to participate and sign and deliver to us a participation agreement.
Upon a qualifying termination (as described above), the participant will be entitled to:
•a lump sum payment equal to 100% (or 150% for the CEO) of the participant’s (x) then-current base salary and (y) pro-rata portion of the participant’s target bonus for the year in which termination occurs;
•a lump sum payment equal to the full cost of the participant’s premium payments under the Consolidated Omnibus Budget Reconciliation Act of 1985 for continued health insurance coverage, less the portion of any such premiums that the participant would have been required to pay for the participant and his or her dependents had the participant continued to be employed for a period of 12 months (or 18 months for the CEO);
•any earned but unpaid annual bonus in respect of the year prior to the year of termination, payable when the annual bonus would have normally been paid or, if later, upon the execution of and expiration of any revocation period provided for in the release of claims (as described below); and
•an amount of $10,000 for outplacement services.
Notwithstanding the foregoing, in the event that (i) in connection with a qualifying termination (including in connection with a change in control or other similar transaction involving us), a participant becomes entitled to accelerated vesting of his or her unvested equity incentive awards, and (ii) the gross pre-tax value of such equity awards with accelerated vesting exceeds five times the participant’s then-current annual base salary, then the participant shall not receive the base salary and pro rata bonus percentage described above.

The receipt of any severance payments under the Executive Severance Plan is conditioned on the participant’s execution and non-revocation of a release of claims in favor of us.
Director Compensation Table
The following table presents information regarding the compensation and stock awards that we have paid or granted to the non-employee directors named below for the fiscal year ended December 31, 2021. Mr. Simkoff, our CEO, receives no compensation in connection with his service as a director, since he is an employee, and, accordingly, is omitted from this table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)	Total ($)(3)
Sharda Cherwoo	$8,050	$220,823	—	$228,873
Mark D. Ein	$6,182	$220,823	—	$227,005
Stuart Miller(4)	$6,182	$220,823	—	$227,005
Charles Moldow(5)	$6,182	$220,823	—	$227,005
Karen Richardson	$8,832	$341,079(2)	—	$349,911
Lawrence Summers	$7,948	$220,823	—	$228,771
Maxine Williams	$7,507	$220,823	—	$228,330
Serena Wolfe	$9,817	$220,823	—	$230,640
Matthew E. Zames	$15,014	$341,079(2)	—	$356,093
_________________
(1)Amounts listed represent the aggregate grant date fair value of awards granted during the year referenced, computed in accordance with Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 718, excluding the effect of estimated forfeitures. These amounts do not reflect the actual economic value that may be realized by the named director.
(2)Reflects grants of 32,190 restricted stock units granted to each non-employee director in October 2021. In addition, reflects for Ms. Richardson and Mr. Zames of an Interim Independent Audit Chair Service Grant and an Interim Board Chairperson Service Grant, respectively, each for 17,530 restricted stock units with a grant date value of approximately $120,256 in recognition of their service in such roles from January 2021 through July of 2021. The restricted stock units vest vest in equal 1/3 installments on July 29, 2022, July 29, 2023 and July 29, 2024, subject to the directors continued service through each vesting date.
(3)This table includes all fees earned or paid in fiscal year 2021. The numbers in this table are rounded.
(4)All compensation paid to Mr. Miller in his capacity as a director of the Company was paid to Lennar Corporation pursuant to an agreement between Mr. Miller and Lennar Corporation.
(5)All compensation paid to Mr. Moldow in his capacity as a director of the Company was paid to an entity controlled by Foundation Capital pursuant to an agreement between Mr. Miller and Foundation Capital.
Our board of directors sets non-employee director compensation which is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Doma stock to further align their interests with those of our stockholders.
The following restricted shares granted to our non-employee directors vest 25% on the first anniversary of the grant date and in equal monthly installments over a three-year period thereafter, such that they are fully vested four years after the grant date.
•Ms. Richardson and Mr. Summers were each granted 692,889 restricted shares on October 4, 2019, of which 317,577 were unvested as of December 31, 2021.
•Mr. Zames was granted 692,888 restricted shares on December 3, 2018, of which 173,230 were unvested as of December 31, 2021.
Our compensation committee determines the annual compensation to be paid to the members of our board of directors. Upon closing the Business Combination, we adopted an outside director compensation policy which includes:

•upon election to the board, an initial grant of restricted stock units with a grant date fair value of $225,000 that vests over three years;
•an annual cash retainer of $35,000 (and an additional cash retainer of $30,000 for a non-executive chairperson); and
•for each year other than the year during which the director’s initial election occurs, an annual grant of restricted stock units with a grant date fair value of $150,000 (or $220,000 in the case of a non-executive chairperson) that vests on the earlier of the (i) the first anniversary of the date of grant and (ii) the date of the next annual meeting of the shareholders held after the date of grant.
In addition to the above, members of our board of directors will all receive annual cash compensation for service on each of our audit, compensation and nominating and corporate governance committees, as follows:
•Audit & Risk Committee: $10,000 (or $20,000 for the chairperson).
•Compensation Committee: $7,500 (or $15,000 for the chairperson).
•Nominating and Corporate Governance: $5,000 (or $10,000 for the chairperson).
Pursuant to the outside director compensation policy, notwithstanding the foregoing, for each non-employee director in office as of immediately prior to the closing of a change in control (as defined in the 2021 Omnibus Incentive Plan), each non-employee director will fully vest in his or her outstanding Company equity awards, including any initial award or annual award, subject to the non-employee director’s continued service on the Board through the date of the change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides certain information about our equity compensation plans in effect as of December 31, 2021, each of which was approved by our stockholders. These plans include the 2021 Omnibus Incentive Plan (the “2021 Plan” or “Omnibus Incentive Plan”), the Employee Stock Purchase Plan (the “ESPP”) and the Old Doma 2019 Equity Incentive Plan (the “2019 Plan”).
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(4)
Equity Compensation Plans Approved By Stockholders(1)	41,118,850(2)	$0.58	27,636,358
Equity Compensation Plans Not Approved By Stockholders	—	—	—
Total	41,118,850	$0.58	27,636,358
(1)Consists of the 2021 Plan, the ESPP and the 2019 Plan.
(2)Consists of (i) options to purchase 24,226,238 shares of common stock under the 2019 Plan and (ii) 16,892,612 shares of our common stock subject to restricted stock units or performance restricted stock units (subject to performance) under our 2021 Plan. As of December 31, 2021, there were no outstanding options under the 2021 Plan.

(3)As of December 31, 2021, the weighted-average exercise price of outstanding options was $0.58.
(4)The number of shares of our common stock reserved for issuance under the 2021 Plan will automatically increase commencing on January 1, 2022 through January 1, 2031, by the lesser of (i) 5% of the total number of shares of all classes of our common stock outstanding on December 31 of the immediately preceding fiscal year and (ii) such smaller number of shares of our common stock as determined by the board of directors in its discretion. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on the first day of each calendar year, commencing on January 1, 2022 through December 31, 2031, by the least of (i) 7,348,192 shares of our common stock, (ii) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and (iii) such other number of shares of our common stock as determined by our board of directors. No additional awards will be granted under the 2019 Plan and, as a result, no shares remain available for issuance for new awards under the 2019 Plan.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our common stock by:
•each person who is known to be the beneficial owner of more than 5% of our common stock;
•each of our named executive officers and directors; and
•all of our executive officers and directors, as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.
In computing the number of shares of common stock beneficially owned by a person and the percentage ownership, we deemed outstanding shares of its common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
The table below is based upon information furnished to us by our executive officers, directors and principal stockholders and Schedules 13G (or amendments thereto) filed with the SEC
The beneficial ownership of our common stock is based on 325,227,886 shares of common stock issued and outstanding (including the Sponsor Covered Shares) as of February 15, 2022.

Name and address of beneficial owner(1)	Number of shares of our common stock beneficially owned	% of common stock beneficially owned
5% Holders
LENX ST Investor, LLC(2)	82,242,689	25.3%
Entities affiliated with Foundation Capital(3)	44,777,155	13.8%
Entities affiliated with Fifth Wall Ventures(4)	21,554,374	6.6%
Directors and Named Executive Officers
Max Simkoff(5)	48,746,493	15.0%
Noaman Ahmad(6)	1,789,717	*
Hasan Rizvi(7)	2,266,579	*
Sharda Cherwoo	—	—%
Mark D. Ein(8)	7,458,047	2.3%
Stuart Miller	—	—%
Charles Moldow(9)	44,777,155	13.8%
Karen Richardson(10)	692,889	*
Lawrence Summers(11)	1,230,059	*
Maxine Williams	—	—%
Serena Wolfe	—	—%
Matthew E. Zames(12)	752,838	*
All directors and executive officers as a group (13 individuals)(13)	108,224,905	33.3%
____________________
*Less than one percent.
(1)Unless otherwise noted, the business address of each of those listed in the table above is 101 Mission Street, Suite 740, San Francisco, California 94105.
(2)Each of LENX ST Investor, LLC, LEN X, LLC and Lennar Corporation have shared voting and dispositive power over the shares held by LENX ST Investor, LLC. The address for each of these entities is 700 Northwest 107th Avenue, Suite 400, Miami, Florida 33172.
(3)Represents (i) 10,520,957 shares held by Foundation Capital Leadership Fund II, L.P. (“FCL2”), (ii) 722,269 shares held by Foundation Capital VIII Principals Fund, LLC (“FC8P”) and (iii) 33,533,929 shares held by Foundation Capital VIII, L.P. (“FC8”). Foundation Capital Management Co. LF II, L.L.C. (“FCMLF2”) serves as the sole general partner of FCL2 and, as such, FCMLF2 possesses voting and dispositive power over the shares held by FCL2, and may be deemed to have indirect beneficial ownership of the shares held by FCL2. FCMLF2 disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein. Ashu Garg, Charles Moldow and Steve Vassallo are the managers of FCMLF2. Foundation Capital Management Co. VIII, L.L.C. (“FCM8”) serves as the sole manager of FC8P and, as such, FCM8 possesses voting and dispositive power over the shares held by FC8P, and may be deemed to have indirect beneficial ownership of the shares held by FC8P. FCM8 disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein. FCM8 serves as the sole general partner of FC8 and, as such, FCM8 possesses voting and dispositive power over the shares held by FC8, and may be deemed to have indirect beneficial ownership of the shares held by FC8. FCM8 disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein. Paul Holland and Messrs. Garg, Moldow and Vassallo are the managers of FCM8. Charles Moldow is a director of Doma. Messrs. Garg, Holland, Moldow and Vassallo disclaim beneficial ownership except to the extent of their pecuniary interest therein. The address for each of these entities is 550 High Street, 3rd Floor, Palo Alto, California 94301.
(4)Consists of (i) 19,359,653 shares of our common stock held by Fifth Wall Ventures, L.P. (“FWV”), (ii) 1,698,736 shares of our common stock held by Fifth Wall Ventures SPV XIX, L.P. (“FWV SPV XIX”) and (iii) 495,985 shares of our common stock held by Fifth Wall Ventures SPV XX, L.P. (“FWV SPV XX”). Fifth Wall Ventures GP, LLC is the general partner of FWV SPV XX, FWV SPV XIX and FWV, each a Delaware limited partnership (the “Subsidiary Funds”). Fifth Wall Ventures Management, L.P. serves as the sole manager of Fifth Wall Ventures GP, LLC. Fifth Wall Ventures Management GP, LLC is the general partner of Fifth Wall Ventures Management, L.P. Each of Fifth Wall Ventures GP, LLC, Fifth Wall Ventures Management, L.P. and Fifth Wall Ventures Management GP, LLC expressly disclaims beneficial ownership of the shares held by each Subsidiary Fund. Each Subsidiary Fund expressly disclaims ownership of any shares held by any other Subsidiary Fund. Investment and voting decisions with respect to interests held by Fifth Wall Ventures Management GP, LLC are made by its members Brendan Wallace, Andriy Mykhaylovskyy and Brad Greiwe (the “Members”). Each of the Members expressly disclaims beneficial ownership of the shares held by the Subsidiary Funds. The address for each of these entities is 6060 Center Drive, 10th Floor, Los Angeles, California 90045.
(5)Represents (i) 47,335,909 shares held by the Saslaw-Simkoff Revocable Trust, for which Mr. Simkoff serves as trustee; (ii) 705,292 shares held by the Jennifer Saslaw 2020 GRAT, for which Mr. Simkoff serves as trustee; and (iii) 705,292 shares held by the Max Simkoff 2020 GRAT, for which Mr. Simkoff serves as trustee.
(6)Represents (i) 853,001 shares and (ii) 936,716 shares underlying options exercisable within 60 days of February 15, 2022.

(7)Represents (i) 599,493 shares and (ii) 1,667,086 shares underlying options exercisable within 60 days of February 15, 2022.
(8)Represents (i) 4,101,026 shares and (ii) 3,357,021 shares of common stock issuable upon the exercise of the private placement warrants held by Capitol Acquisition Management V LLC, which is controlled by Mark D. Ein.
(9)See footnote (3) above.
(10)Represents 692,889 shares, of which 433,049 shares are or will be vested within 60 days of February 15, 2022 and of which 259,840 shares that will remain subject to a right of repurchase by us until vested.
(11)Represents (i) 537,170 shares held by Lawrence Summers and (ii) 692,889 shares held by LHSummers Economic Consulting LLC, for which Mr. Summers is the sole member. Of the 692,889 shares held by LHSummers Economic Consulting LLC, 433,049 shares are or will be vested within 60 days of February 15, 2022 and 259,840 will remain subject to a right of repurchase by us until vested.
(12)Represents (i) 376,416 shares held by the Matthew E. Zames Family, LLC, for which Mr. Zames’ spouse is the manager and (ii) 376,422 shares held by the Jill E. Zames Family, LLC, for which Mr. Zames is the manager. Of the 376,416 shares held by the Matthew E. Zames Family, LLC, and the 376,422 shares held by the Jill E. Zames Family, LLC, 318,671 and 318,677 shares are or will be vested within 60 days of February 15, 2022 and 57,745 and 57,745 will continue to be subject to a right of repurchase by us until vested, respectively.
(13)Represents 108,224,905 shares, of which (i) 1,503,446 shares are or will be vested within 60 days of February 15, 2022; (ii) 635,170 shares which remain subject to our right of repurchase until vested and (ii) 2,839,349 shares underlying options exercisable within 60 days of February 15, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Our board of directors recognizes that transactions with related persons can present a heightened risk of conflicts of interests (or the perception thereof). We have adopted a written policy on “related person transactions” that is in conformity with the requirements for issuers having publicly held common stock that is listed on the New York Stock Exchange (“NYSE”). Transactions covered by the policy are transactions involving Doma in excess of $120,000 in any year in which any director, nominee, executive officer, or greater-than-five-percent beneficial owner of the Company, or any of their respective immediate family members, has or had a direct or indirect material interest, other than as a director and/or less-than-ten-percent owner of an entity involved in the transaction. The policy states that, except for the limited exceptions specifically stated in the policy, related person transactions in any calendar year must be reviewed by the corporate secretary and as set forth in the policy, approved or ratified by the audit & risk committee. On an annual basis, the audit & risk committee will review previously approved related person transactions to determine whether such transactions should continue.
Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting this criteria to which we have been or will be a party other than compensation arrangements, which are described under Part III, Item 11, “Executive Compensation.”
Agreements Related to the Merger Agreement
Sponsor Support Agreement
On March 2, 2021, concurrently with the execution of the Merger Agreement, Capitol entered into a sponsor support agreement with the Sponsors and Doma. Pursuant to the sponsor support agreement, the Sponsors agreed, among other things, (i) to vote in favor of the Business Combination proposal and the transactions contemplated thereby, (ii) that the Sponsor Covered Shares (as defined in Note 2) will become unvested and subject to forfeiture unless certain earnout conditions are satisfied, (iii) to forfeit additional Capitol Class B common stock conditioned on certain redemptions of Capitol Class A common stock, (iv) to forfeit additional Capitol Class B common stock conditioned on certain transaction expenses of Capitol exceeding a threshold, (v) subject to customary permitted transfers, not to transfer any equity securities of Capitol or us until one year after July 28, 2021; except that the Sponsor Covered Shares cannot be transferred until the earlier of (A) three years after July 28, 2021 or (B) the date on which the Sponsor Covered Shares vest, (vi) to waive certain anti-dilution adjustments relating to the conversion of the Capitol Class B common stock into our common stock and (vii) to donate an aggregate of $5 million of common stock to a charity to be mutually agreed to by each such Sponsor and Old Doma.
Old Doma Support Agreement
On March 2, 2021, following the execution of the Merger Agreement, Capitol also entered into the Old Doma support agreements, by and among Capitol, Old Doma and certain stockholders of Old Doma. Under the Old Doma support agreements, these stockholders agreed, among other things, to execute and deliver a written consent with respect to the outstanding shares of Doma capital stock held by them adopting the Merger Agreement and related transactions and approving the Business Combination. The Old Doma Support Agreements also obligated these stockholders to deliver a lock-up agreement at the closing. The lock-up agreements terminated on January 24, 2022 at 11:59 pm ET. The Old Doma support agreements terminated, in accordance with their terms, on the Closing Date.
Registration Rights Agreement
On July 28, 2021, pursuant to the terms of the Merger Agreement, Doma, the Sponsors, certain Old Doma stockholders and certain of their respective affiliates entered into the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, we are required to register for resale under the Securities Act of 1933, as amended, certain shares of our common stock and other equity securities that are held by the parties thereto from time to time.
Indemnification Agreements
On July 28, 2021, we entered into indemnification agreements with our directors, executive officers and other employees as determined by our board of directors. Each indemnification agreement provides for indemnification and advancements by us of certain expenses and costs relating to claims resulting from his or her involvement as a director or officer or from his or her service at the request of us as a director, officer, employee or agent for another entity.
PIPE Financing
Lennar Title Group, LLC (“Lennar Title”) entered into a subscription agreement with Capitol in March 2021, pursuant to which it agreed to purchase 500,000 shares of our common stock. Prior to July 28, 2021, Lennar Title assigned its subscription agreement to LENX ST Investor, LLC (“LENX ST Investor”) and transferred all of its Old Doma capital stock to LENX ST Investor. Prior to the Business Combination, LENX ST Investor held more than 5% of Old Doma capital stock. Eric Feder, who was a member of Old Doma’s board of directors until his resignation in March 2021, and Stuart Miller, who was a member of Old Doma’s board of directors prior to the Business Combination and is a member of Doma’s board of directors following the consummation of the Business Combination, are also affiliates of Lennar Title and LENX ST Investor.
Doma and Old Doma Related Agreements
Series A-1 and Warrant Financing
In January 2019, Old Doma issued (i) an aggregate of 8,159,208 shares of Old Doma’s Series A-1 convertible preferred stock at a purchase price of $7.1583 per share for aggregate proceeds of approximately $58.4 million (including the cancellation of indebtedness and accrued interest thereon of approximately $7.5 million in exchange for which Old Doma issued certain of these shares) and (ii) warrants to purchase 4,815,798 shares of Old Doma’s Series A-1 convertible preferred stock at an exercise price of $0.01 per share.
The participants in this convertible preferred stock financing included certain holders of more than 5% of Old Doma capital stock and certain directors or their respective affiliates. The following table sets forth the aggregate number of shares of Old Doma’s Series A-1 convertible preferred stock issued and the number of underlying shares of Old Doma’s Series A-1 convertible preferred stock underlying the warrants issued to these related parties in this convertible preferred stock financing:

Stockholder	Shares of Old Doma’s Series A-1 Convertible Preferred Stock	Purchase Price	Number of Shares of Old Doma’s Series A-1 Convertible Preferred Stock Underlying Warrants Issued in Connection with Old Doma’s Series A-1 Financing
Lennar Title(1)	7,004,797	$ 50,142,438	4,815,798
Entities affiliated with Foundation Capital(2)	699,758	$ 5,009,074	0
Fifth Wall Ventures, L.P.(3)	349,879	$ 2,504,537	0
__________________
(1)Lennar Title, formerly known as CalAtlantic Title Group, LLC and North American Title Group, LLC, became a beneficial owner of more than 5% of Old Doma capital stock upon the closing of the Series A-1 financing. Lennar Title subsequently transferred all of its Old Doma capital stock to LENX ST Investor in July 2021. Eric Feder, who was a member of Old Doma’s board of directors until his resignation in March 2021, and Stuart Miller, who was a member of Old Doma’s board of directors prior to the Business Combination and is a member of Doma’s board of directors following the consummation of the Business Combination, are also affiliates of Lennar Title and LENX ST Investor.
(2)Foundation Capital VIII, L.P. purchased 685,004 shares for a total purchase price of $4,903,461.66, and Foundation Capital VIII Principals Fund, LLC purchased 14,754 shares for a total purchase price of $105,612.32, in each case in exchange for the cancellation of their Series 2018A Notes, including any accrued but unpaid interest thereon. Charles Moldow, who was a member of Old Doma’s board of directors prior to the Business Combination and is a member of Doma’s board of directors following the consummation of the Business Combination, is an affiliate of Foundation Capital.
(3)Shares issued in exchange for the cancellation of Series 2018A Notes, including any accrued but unpaid interest thereon. Brad Griewe was a member of Old Doma’s board of directors until his resignation on January 7, 2019 and is an affiliate of Fifth Wall Ventures.
Series A-2 Financing
In January 2019, Old Doma issued an aggregate of 2,335,837 shares of Old Doma’s Series A-2 convertible preferred stock at a purchase price of $5.7266 per share for aggregate proceeds of approximately $13.4 million (including the cancellation of indebtedness and accrued interest thereon of approximately $13.4 million in exchange for which Old Doma issued all of these shares).
The participants in this convertible preferred stock financing included certain holders of more than 5% of Old Doma capital stock and certain directors or their respective affiliates. The following table sets forth the aggregate number of shares of Old Doma’s Series A-2 convertible preferred stock issued to these related parties in this convertible preferred stock financing:

Stockholder	Shares of Old Doma’s Series A-2 Convertible Preferred Stock	Purchase Price
SCOR U.S. Corporation(1)	1,796,798	$10,289,611
__________________
(1)SCOR U.S. Corporation became a beneficial owner of more than 5% of Old Doma capital stock upon the closing of Old Doma’s Series A-2 financing. Adrian Jones was a member of Old Doma’s board of directors until his resignation on June 17, 2019, and, at the time of Old Doma’s Series A-2 financing, he was an affiliate of SCOR U.S. Corporation.
Transaction Loan Agreement
In January 2019, Title Agency Holdco, LLC, a wholly owned subsidiary of Old Doma, as borrower, and Old Doma, as guarantor, entered into a loan agreement with North American Title Group, LLC, which is now known as Lennar Title Group, LLC (“Lennar Title”), a subsidiary of Lennar, in connection with the NATIC Transaction (the “Loan Agreement”). The Loan Agreement provided for an $87.0 million loan facility (the “Loan”). The Loan accrued interest at the LIBOR one-month rate, plus a fixed rate of 5% per annum. During the year ended December 31, 2020, $6.5 million of interest was treated as paid-in-kind and added to the principal balance. Principal payments on the Loan of $28.4 million were made during the year ended December 31, 2020. As of January 29, 2021, Old Doma prepaid all amounts outstanding and owed under the Loan, including approximately $65.5 million in aggregate principal amount outstanding and accrued interest. Lennar Title became at the time of the NATIC Transaction the beneficial owner of more than 5% of Old Doma capital stock. Eric Feder, who was a member of Old Doma’s board of directors until his resignation in March 2021, and Stuart Miller, who was a member of Old Doma’s board of directors and is a member of Doma’s board of directors following the consummation of the Business Combination, are also affiliates of Lennar Title and LENX ST Investor.
Transition Services Agreement
In January 2019, in connection with the NATIC Transaction, Old Doma entered into a transition services agreement with Lennar Title. During the year ended December 31, 2020, Old Doma paid Lennar Title $0.3 million related to transition services. During the year ended December 31, 2019, Old Doma paid Lennar Title $3.9 million for transition services rendered by Lennar Title, and Lennar Title paid Old Doma $2.5 million for transition services rendered by Old Doma. Additionally, during the years ended December 31, 2020 and 2019, Doma paid Lennar Title $0.2 million and $0.2 million, respectively, for rent associated with shared spaces. As of December 31, 2020, there was no amount owed to, or due from, Lennar Title for services rendered under the agreement. As of December 31, 2019, the net amount owed to Lennar Title by Old Doma for services rendered under the agreement was $0.4 million. There are no ongoing obligations under the agreement. Lennar Title became at the time of the NATIC Transaction the beneficial owner of more than 5% of Old Doma capital stock. Eric Feder, who was a member of Old Doma’s board of directors until his resignation in March 2021, and Stuart Miller, who is a member of Old Doma’s board of directors and is a member of Doma’s board of directors following the consummation of the Business Combination, are also affiliates of Lennar Title.
Series B Financing
In June 2019, Old Doma issued an aggregate of 2,642,036 shares of Old Doma’s Series B convertible preferred stock at a purchase price of $9.4624 per share for aggregate proceeds of approximately $25.0 million.
The participants in this convertible preferred stock financing included certain holders of more than 5% of Old Doma capital stock and certain directors or their respective affiliates. The following table sets forth the aggregate number of shares of Old Doma’s Series B convertible preferred stock issued to these related parties in this convertible preferred stock financing:

Stockholder	Shares of Old Doma’s Series B Convertible Preferred Stock	Purchase Price
Lennar Title(1)	1,081,810	$10,236,519
Entities affiliated with Foundation Capital(2)	764,434	$7,233,380
Fifth Wall Ventures, L.P.	382,208	$3,616,605
SCOR U.S. Corporation(3)	277,495	$2,625,769
_________________
(1)Lennar Title subsequently transferred all of its Old Doma capital stock to LENX ST Investor in July 2021. Eric Feder, who was a member of Old Doma’s board of directors until his resignation in March 2021, and Stuart Miller, who was a member of Old Doma’s board of directors prior to the Business Combination and is a member of Doma’s board of directors following the consummation of the Business Combination, are also affiliates of Lennar Title and LENX ST Investor.
(2)Foundation Capital VIII, L.P. purchased 685,004 shares for a total purchase price of $4,903,462, and Foundation Capital VIII Principals Fund, LLC purchased 14,754 shares for a total purchase price of $105,612. Charles Moldow, who was a member of Old Doma’s board of directors prior to the Business Combination and is a member of Doma’s board of directors following the consummation of the Business Combination, is an affiliate of Foundation Capital.
(3)Adrian Jones was a member of Old Doma’s board of directors until his resignation on June 17, 2019, and, at the time of the transaction, was an affiliate of SCOR U.S. Corporation.
Series C Financing

In December 2019, January 2020, February 2020 and March 2020, Old Doma issued an aggregate of 10,119,484 shares of Old Doma’s Series C convertible preferred stock at a purchase price of $12.087 per share for aggregate proceeds of approximately $122.3 million (including the cancellation of indebtedness and accrued interest thereon of approximately $8.9 million in exchange for which Old Doma issued certain of these shares).
The participants in this convertible preferred stock financing included certain holders of more than 5% of Old Doma capital stock and certain directors or their respective affiliates. The following table sets forth the aggregate number of shares of Old Doma’s Series C convertible preferred stock issued to these related parties in this convertible preferred stock financing:

Stockholder	Shares of Old Doma’s Series C Convertible Preferred Stock	Purchase Price
Entities affiliated with Greenspring(1)	2,482,010	$30,000,055
Millwell Limited(2)	2,047,655	$24,750,006
Entities affiliated with Foundation Capital(3)	1,253,451	$15,150,462
Entities affiliated with Fifth Wall Ventures(4)	738,398	$8,925,017
Lennar Title(5)	732,891	$8,858,454
SCOR U.S. Corporation	187,994	$2,272,283

________________
(1)Entities affiliated with Greenspring became a beneficial owner of more than 5% of Old Doma capital stock upon the first closing of Old Doma’s Series C financing. Greenspring Global Partners IX-A, L.P. purchased 2,403,653 shares for a total purchase price of $29,052,954 in the first closing, and Greenspring Global Partners IX-C, L.P. purchased 14,754 shares for a total purchase price of $947,101 in the first closing.
(2)Millwell Limited became a beneficial owner of more than 5% of Old Doma capital stock upon the fifth closing of the Series C financing.
(3)Foundation Capital Leadership Fund II, L.P. purchased 1,253,451 shares for a total purchase price of $15,150,462 in the seventh closing. Charles Moldow, who is a member of Old Doma’s board of directors and is a member of Doma’s board of directors following the consummation of the Business Combination, is an affiliate of Foundation Capital.
(4)Fifth Wall Ventures, L.P. purchased 372,302 shares for a total purchase price of $4,500,014 in the first closing, Fifth Wall Ventures SPV XIX, L.P. purchased 283,362 shares for a total purchase price of $3,424,996 in the second closing, and Fifth Wall Ventures SPV XX, L.P. purchased 82,734 for a total purchase price of $1,000,006 in the seventh closing.
(5)Lennar Title subsequently transferred all of its Old Doma capital stock to LENX ST Investor in July 2021. Eric Feder, who was a member of Old Doma’s board of directors until his resignation in March 2021, and Stuart Miller, who was a member of Old Doma’s board of directors prior to the Business Combination and is a member of Doma’s board of directors following the consummation of the Business Combination, are also affiliates of Lennar Title and LENX ST Investor.
Investors’ Rights Agreement
In January 2020, Old Doma entered into an amended and restated investors’ rights agreement with certain holders of Old Doma capital stock, including Lennar Title (and subsequently LENX ST Investor), Foundation Capital VIII, L.P., Foundation Capital VIII Principals Fund, LLC and Foundation Capital Leadership Fund II, L.P. (together, “Foundation Capital”), Fifth Wall Ventures, L.P., Fifth Wall Ventures SPV XX, L.P. and Fifth Wall Ventures SPV XIX, L.P. (together, “Fifth Wall Ventures”), Greenspring Global Partners IX-A, L.P., Greenspring Global Partners IX-C, L.P., Greenspring Opportunities VI, L.P. and Greenspring Opportunities VI-D, L.P. (together, “Greenspring”), Millwell Limited and SCOR U.S. Corporation (“SCOR”), as well as other holders of Old Doma’s convertible preferred stock. This agreement terminated upon the consummation of the Business Combination.
Right of First Refusal and Co-Sale Agreement
In December 2019, Old Doma entered into an amended and restated right of first refusal and co-sale agreement with certain holders of Old Doma capital stock, including the Saslaw-Simkoff Revocable Trust (the “Saslaw-Simkoff Trust”), Lennar Title (and subsequently LENX ST Investor), Foundation Capital, Fifth Wall Ventures, Greenspring, Millwell Limited and SCOR, as well as other holders of Old Doma’s convertible preferred stock. Old

Doma and its assignees had a right to purchase shares of Old Doma capital stock which certain stockholders propose to sell to other parties. This agreement terminated upon the consummation of the Business Combination.
Voting Agreement
In December 2019, Old Doma entered into an amended and restated voting agreement with certain holders of Old Doma capital stock, including the Saslaw-Simkoff Trust, Lennar Title (and subsequently LENX ST Investor), Foundation Capital, Fifth Wall Ventures, Greenspring, Millwell Limited and SCOR, as well as other holders of Old Doma’s convertible preferred stock. The agreement contained certain nomination rights to designate candidates for nomination to Old Doma’s board of directors, drag-along rights and restrictions on certain sales of control of Old Doma. This agreement terminated upon the consummation of the Business Combination.
Certain Transactions
Doma Title Insurance, Inc. (formerly North American Title Insurance Company) has underwriting arrangements with certain entities affiliated with LENX ST Investor. During the years ended December 31, 2021, 2020 and 2019, Doma recorded revenues of $114.2 million, $88.6 million and $73.1 million, respectively, from these transactions. During the years ended December 31, 2021, 2020 and 2019, Doma recorded premiums retained by third-party agents of $92.5 million, $71.2 million and $59.9 million, respectively, from these transactions. As of December 31, 2021, 2020 and 2019, Doma had net receivables related to these transactions of $3.9 million, $4.4 million and $0.9 million, respectively. Lennar Title became at the time of the NATIC Transaction the beneficial owner of more than 5% of Old Doma capital stock. Eric Feder, who was a member of Old Doma’s board of directors until his resignation in March 2021, and Stuart Miller, who was a member of Old Doma’s board of directors and is a member of Doma’s board of directors following the consummation of the Business Combination, are also affiliates of Lennar Title and LENX ST Investor.
For the years ended December 31, 2021, 2020 and 2019, Old Doma paid SCOR Global P&C SE, an affiliate of SCOR U.S. Corporation, fees of $6.7 million, $1.9 million and $0.7 million, respectively, for a reinsurance policy. As of December 31, 2021, 2020 and 2019, accounts payable included amounts due to SCOR Global P&C SE of $0.4 million, $0.5 million and $0.1 million, respectively. SCOR U.S. Corporation became a beneficial owner of more than 5% of Old Doma capital stock in January 2019. Adrian Jones, who served as Deputy CEO of P&C Partners, SCOR SE until January 2021, was a member of Old Doma’s board of directors from January 2018 until his resignation in June 2019.
Sponsor-Related Agreements

Sponsor Shares
In May 2019, Capitol effectuated a dividend of one share of Capitol Class B common stock for each share of Capitol Class B common stock outstanding, resulting in the Sponsors (as defined in Note 3) holding an aggregate of 10,062,500 shares of Capitol Class B common stock. In November 2020, Capitol effected an approximately 0.8571-for-1 reverse stock split with respect to its Class B common stock, resulting in its Sponsors holding an aggregate of 8,625,000 shares of Capitol Class B common stock. The Sponsors thereafter transferred 50,000 shares of Capitol Class B common stock to each of Capitol’s independent directors at the same per-share purchase price paid by the Sponsors. Prior to the initial investment in Capitol of $25,000 by the Sponsors, Capitol had no assets, tangible or intangible. The per-share price of the Capitol Class B common stock was determined by dividing the amount contributed to Capitol by the number of shares of Capitol Class B common stock issued. The number of shares of Capitol Class B common stock issued was determined based on the expectation that the Capitol Class B common stock would represent 20% of Capitol’s outstanding shares after Capitol’s initial public offering. In connection with the consummation of the Business Combination, the Sponsors forfeited 1,996,677 shares of Capitol Class B common stock for no consideration. The remaining shares automatically converted, on a one-for-one basis into shares of our common stock. Of the 6,628,232 shares of common stock held by the Sponsors, 1,325,664 became unvested at closing and are subject to forfeiture unless certain earnout conditions are satisfied.
Private Placement Warrants

The Sponsors purchased an aggregate of 5,833,333 private placement warrants (for a total purchase price of $8,750,000) from Capitol in a private placement that occurred simultaneously with the consummation of Capitol’s initial public offering. The private placement warrants are identical to the public warrants except that the private placement warrants, (i) subject to limited exceptions, are not redeemable by us, (ii) may be exercised for cash or on a cashless basis and (iii) are entitled to registration rights (including the shares of our common stock issuable upon exercise of the private placement warrants), in each case, so long as they are held by the initial purchasers or any of their permitted transferees (as further described in the Warrant Agreement). If the private placement warrants are held by holders other than the initial purchasers or any of their permitted transferees, they will be redeemable by us and exercisable by the holders on the same basis as the public warrants. Subject to limited exceptions, the private placement warrants (including our common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the consummation of the Business Combination.
Administrative Services
Prior to the Business Combination, Capitol maintained its executive offices at 1300 17th Street North, Suite 820, Arlington, Virginia 22209. Capitol also had an office in Maryland. The cost for its use of these spaces was included in the up to $20,000 per month fee Capitol paid to the Sponsors for office space, administrative and support services. Upon the consummation of the Business Combination, Capitol ceased paying these monthly fees.
Capitol also paid salaries or consulting fees to its Sponsors, officers, directors or their affiliates totaling $485,296 in the year ended December 31, 2021. Additionally, success fees totaling $1,380,000 to such individuals were paid upon consummation of the Business Combination.
Related-Party Loans
In February 2021, the Sponsors and Capitol’s directors committed to provide up to $970,000 in loans to Capitol for working capital needs in connection with the transactions contemplated by the Merger Agreement and documents related thereto. In May 2021, the Sponsors collectively committed to provide Capitol an additional $756,000 in loans. In July 2021, certain of the Sponsors provided an additional funding commitment of $627,000. Immediately prior to the closing of the Business Combination, Capitol had $1,070,000 outstanding under loans, evidenced by promissory notes, to the Sponsors. Upon consummation of the Business Combination, all such promissory notes were repaid in cash.
Independence of Our Board of Directors
NYSE rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Our board of directors has determined that Sharda Cherwoo, Mark D. Ein, Karen Richardson, Lawrence Summers, Maxine Williams, Serena Wolfe and Matthew E. Zames, representing seven of ten directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the applicable NYSE listing standards.
Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of Deloitte & Touche LLP (“Deloitte”), our independent registered public accounting firm, billed to Doma for the fiscal year ended December 31, 2021 and Old Doma for the fiscal year ended December 31, 2020.

Fee Type	2021	2020
Audit Fees(1)	$1,607,500	$2,696,000
Audit-Related Fees(2)	500,000	—
Tax Fees(3)	4,400	16,370
All Other Fees(4)	1,895	1,895
Total	$2,113,795	$2,714,265
____________________
(1)Audit fees consist of fees for professional services rendered in connection with the annual audit of our consolidated financial statements and consultations on accounting matters directly related to the audit.
(2)Audit-related fees consist of fees for professional services rendered in connection with (1) financial statements incorporated into Securities and Exchange Commission (the “SEC”) filings to facilitate the Business Combination and (2) agreed upon procedures related to certain compliance audits.
(3)Tax fees consist of fees billed for services rendered for tax compliance, tax advice, and tax planning.
(4)All other fees consist of fees for all other services not included in the categories set forth above.
Pre-Approval Policies and Procedures
The audit & risk committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Deloitte to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit & risk committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Deloitte has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit & Risk Committee or by a designated member of the audit & risk committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the audit & risk committee will consider whether such services are consistent with the SEC’s rules on auditor independence.

Part IV
Item 15. Exhibits and Financial Statement Schedules
1.Financial statements (see “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K (the “Annual Report”))
2.Consolidated financial statement schedules required to be filed by Item 8 of this Annual Report:

Index to Consolidated Financial Statement Schedules	Page
Schedule V - Valuation and Qualifying Accounts	123
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto.
3.Exhibits required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of March 2, 2021, by and among Capitol Investment Corp. V (“Capitol”), Capitol V Merger Sub, Inc. and Doma Holdings, Inc.	8-K	2.1	3/3/2021
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 18, 2021, is made by and among Capitol, Capitol V Merger Sub, Inc. and Doma Holdings, Inc.	8-K	2.1	3/19/2021
3.1	Amended and Restated Certificate of Incorporation of Doma Holdings, Inc.	8-K	3.1	8/3/2021
3.2	Amended and Restated Bylaws of Doma Holdings, Inc.	8-K	3.2	8/3/2021
4.1	Specimen Warrant Certificate.	S-1/A	4.3	11/19/2020
4.2	Warrant Agreement, dated December 1, 2020, between Capitol and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	12/7/2020
4.3	Specimen Common Stock Certificate of Doma Holdings, Inc.	S-4/A	4.5	6/15/2021
4.4*	Description of Registrant’s Securities.
10.1	Amended and Restated Promissory Note, dated November 3, 2020, between Capitol and Capitol Acquisition Management V LLC.	S-1/A	10.7	11/19/2020
10.2	Amended and Restated Promissory Note, dated November 3, 2020, between Capitol and Capitol Acquisition Founder V LLC.	S-1/A	10.8	11/19/2020
10.3	Letter Agreement, dated December 1, 2020, among Capitol, its officers, its directors and the Sponsors.	8-K	10.1	12/7/2020
10.4	Investment Management Trust Agreement, dated December 1, 2020, between Capitol and Continental Stock Transfer & Trust Company, as trustee.	8-K	10.2	12/7/2020
10.5	Private Placement Warrants Purchase Agreement, dated December 1, 2020, between Capitol and the Private Placement Warrant Purchasers.	8-K	10.4	12/7/2020
10.6	Administrative Services Agreement, dated December 1, 2020, between Capitol and affiliates of the Sponsors.	8-K	10.5	12/7/2020
10.7	Sponsor Support Agreement, dated March 2, 2021, by and among the sponsors named thereto, Capitol and Doma Holdings, Inc.	8-K	10.2	3/2/2021
10.8	Form of Voting and Support Agreement, by and among certain Doma securityholders, Capitol and Doma Holdings, Inc.	8-K	10.3	3/3/2021
10.9	Form of Lock-up Agreement.	8-K	10.4	3/3/2021
10.10	Form of Subscription Agreement, by and between Capitol and the undersigned subscriber party thereto.	8-K	10.1	3/3/2021
10.11	Form of Commitment Letter.	8-K	10.1	3/12/2021
10.12	Form of Promissory Note.	8-K	10.2	3/12/2021
10.13	Loan and Security Agreement, dated December 31, 2020, among States Title Holding, Inc., the guarantors party thereto from time to time, Hudson Structured Capital Management LTD., as agent, and the lenders from time to time thereto.	S-4	10.17	3/19/2021

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.14	Counterpart Agreement and First Amendment to Loan and Security Agreement, dated January 29, 2021, among States Title Holding, Inc., the guarantors party thereto from time to time, Hudson Structured Capital Management LTD., as agent, and the lenders from time to time thereto.	S-4	10.18	3/19/2021
10.15	Office Lease 101 Mission Street, dated May 23, 2019, by and between 101 Mission Strategic Venture LLC and States Title Holding, Inc.	S-4	10.19	3/19/2021
10.16	Lease, dated August 16, 2020, by and between FOUR 700 LLC and States Title Holding, Inc.	S-4	10.20	3/19/2021
10.17	Amendment #1 to Lease by and between Four 700 LLC and States Title Holding, Inc., dated October 21, 2020.	S-4	10.21	3/19/2021
10.18	Lease between Jamboree Center 4 LLC and States Title Holding, Inc., dated January 28, 2020.	S-4	10.22	3/19/2021
10.19^	States Title Holding, Inc. 2019 Equity Incentive Plan.	S-4	10.23	3/19/2021
10.20	Amended and Restated Underwriting Agreement, dated August 7, 2020, by and between North American Title Insurance Company, CalAtlantic Title, Inc., CalAtlantic Title, LLC, CalAtlantic National Title Solutions, LLC, CalAtlantic National Title Solutions, LLC, CalAtlantic Title Agency, LLC, CalAtlantic Title, Inc. and CalAtlantic Title of Maryland, Inc. (the “CalAtlantic Entities”).	S-4	10.26	3/19/2021
10.21	Amendment No. 1 to Underwriting Agreement, dated September 21, 2020, between North American Title Insurance Company and the CalAtlantic Entities.	S-4	10.27	3/19/2021
10.22	Amended and Restated Underwriting Agreement, dated August 7, 2020, by and between North American Title Insurance Company and CalAtlantic Title, Inc.	S-4	10.28	3/19/2021
10.23	Amendment No. 1 to Underwriting Agreement, dated September 22, 2020, between North American Title Insurance Company and CalAtlantic Title, Inc.	S-4	10.29	3/19/2021
10.24	Amendment No. 2 to Underwriting Agreement, dated November 7, 2020, between North American Title Insurance Company and Lennar Title, Inc.	S-4	10.30	3/19/2021
10.25	Amendment No. 3 to Underwriting Agreement, dated November 13, 2020, between North American Title Insurance Company and Lennar Title, Inc.	S-4	10.31	3/19/2021
10.26	Title Insurance Quota Share Reinsurance Contract, dated October 6, 2017, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.32	3/19/2021
10.27	Endorsement No. 1 to the Title Insurance Quote Share Reinsurance Contract, dated December 15, 2017, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.33	3/19/2021
10.28	Endorsement No. 2 to the Title Insurance Quote Share Reinsurance Contract, dated June 21, 2018, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.34	3/19/2021
10.29	Endorsement No. 3 to the Title Insurance Quote Share Reinsurance Contract, dated July 5, 2018, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.35	3/19/2021
10.30	Endorsement No. 4 to the Title Insurance Quote Share Reinsurance Contract, dated June 12, 2019, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.36	3/19/2021
10.31	Endorsement No. 5 to the Title Insurance Quote Share Reinsurance Contract, dated December 31, 2019, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.37	3/19/2021
10.32	Endorsement No. 6 to the Title Insurance Quote Share Reinsurance Contract, dated August 26, 2020, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.38	3/19/2021
10.35^	States Title Holding, Inc. 2019 Equity Incentive Plan Forms of Award Agreements.	S-4/A	10.41	5/25/2021

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.36^	Employment Agreement between Doma Holdings, Inc. and Maxwell Simkoff.	S-4/A	10.42	6/15/2021
10.37^	Employment Agreement between Doma Holdings, Inc. and Noaman Ahmad.	S-4/A	10.43	6/15/2021
10.38^	Doma Holdings, Inc. Executive Severance Plan.	S-4/A	10.45	6/15/2021
10.39	Amended & Restated Registration Rights Agreement, dated July 28, 2021, by and among Doma Holdings, Inc. and the securityholders signatory thereto.	8-K	10.3	8/3/2021
10.40^	Doma Holdings, Inc.’s 2021 Omnibus Incentive Plan.	8-K	10.9	8/3/2021
10.41^	Doma Holdings, Inc.’s 2021 Employee Stock Purchase Plan.	8-K	10.10	8/3/2021
10.42^	Form of Indemnification Agreement.	8-K	10.4	8/3/2021
10.43^	Doma Holdings, Inc. Outside Director Compensation Policy.	10-Q	10.5	11/10/2021
10.44*^	Employment Agreement between Doma Holdings, Inc. and Hasan Rizvi.
10.45*^	Form of Doma Holdings, Inc.’s 2021 Omnibus Incentive Plan Notice and Agreement of Director Restricted Stock Unit Award.
10.46*^	Form of Doma Holdings, Inc.’s 2021 Omnibus Incentive Plan Notice and Agreement of Performance Restricted Stock Unit Award.
16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated August 3, 2021.	8-K	16.1	8/3/2021
21.1*	List of Subsidiaries of Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________
^ Management Contract or Compensatory Plan or Arrangement
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMA HOLDINGS, INC.
By:	/s/ Max Simkoff
	Name:	Max Simkoff
	Date:	March 4, 2022
	Title:	Chief Executive Officer and Director
POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Max Simkoff, Noaman Ahmad and Mike Smith, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Max Simkoff	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2022
Max Simkoff

/s/ Noaman Ahmad	Chief Financial Officer (Principal Financial Officer)	March 4, 2022
Noaman Ahmad

/s/ Mike Smith	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2022
Mike Smith

/s/ Sharda Cherwoo	Director	March 4, 2022
Sharda Cherwoo

/s/ Mark D. Ein	Director	March 4, 2022
Mark D. Ein

/s/ Stuart Miller	Director	March 4, 2022
Stuart Miller

/s/ Charles Moldow	Director	March 4, 2022
Charles Moldow

/s/ Karen Richardson	Director	March 4, 2022
Karen Richardson

/s/ Lawrence Summers	Director	March 4, 2022
Lawrence Summers

/s/ Maxine Williams	Director	March 4, 2022
Maxine Williams

/s/ Serena Wolfe	Director	March 4, 2022
Serena Wolfe

/s/ Matthew E. Zames	Chairman of the Board	March 4, 2022
Matthew E. Zames