Form 10-Q
period 2022-03-31
Doma Holdings, Inc.
filed 2022-05-11
CIK 1722438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The registrant had outstanding 324,710,021 shares of common stock as of May 9, 2022.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Quarterly Report, about our plans, strategies and prospects, both business and financial, are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “project” or the negative of such terms or other similar expressions. Moreover, the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.
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

Part I - Financial Information
Item 1. Financial Statements
Doma Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share information)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$319,436	$379,702
Restricted cash	2,784	4,126
Investments:
Fixed maturities
Held-to-maturity debt securities, at amortized cost (net of allowance for credit losses of $382 at March 31, 2022 and $0 at December 31, 2021)	62,416	67,164
Mortgage loans	1,141	2,022
Other long-term investments	325	325
Total investments	$63,882	$69,511
Receivables (net of allowance for credit losses of $1,226 at March 31, 2022 and $1,082 at December 31, 2021)	12,496	15,498
Prepaid expenses, deposits and other assets	10,844	15,692
Lease right-of-use assets	26,701	—
Fixed assets (net of accumulated depreciation of $22,323 at March 31, 2022 and $19,543 at December 31, 2021)	52,801	45,953
Title plants	13,952	13,952
Goodwill	111,487	111,487
Total assets	$614,383	$655,921

Liabilities and stockholders’ equity
Accounts payable	$3,891	$6,930
Accrued expenses and other liabilities	35,477	54,149
Lease liabilities	27,659	—
Senior secured credit agreement, net of debt issuance costs and original issue discount	144,858	141,769
Liability for loss and loss adjustment expenses	82,534	80,267
Warrant liabilities	6,067	16,467
Sponsor Covered Shares liability	1,916	5,415
Total liabilities	$302,402	$304,997

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Common stock, 0.0001 par value; 2,000,000,000 shares authorized at March 31, 2022; 324,348,254 and 323,347,806 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	$33	$33
Additional paid-in capital	554,552	543,070
Accumulated deficit	(242,604)	(192,179)
Accumulated other comprehensive income	—	—
Total stockholders’ equity	$311,981	$350,924
Total liabilities and stockholders’ equity	$614,383	$655,921

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
(In thousands, except share and per share information)	2022	2021
Revenues:
Net premiums written (1)	$95,666	$107,992
Escrow, other title-related fees and other	16,113	18,575
Investment, dividend and other income	428	1,229
Total revenues	$112,207	$127,796

Expenses:
Premiums retained by Third-Party Agents (2)	$60,602	$70,338
Title examination expense	5,981	4,853
Provision for claims	4,611	3,249
Personnel costs	77,793	43,464
Other operating expenses	22,754	14,165
Total operating expenses	$171,741	$136,069

Loss from operations	$(59,534)	$(8,273)

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	13,900	—
Interest expense	(4,207)	(3,360)
Loss before income taxes	$(49,841)	$(11,633)

Income tax expense	(185)	(125)
Net loss	$(50,026)	$(11,758)

Earnings per share:
Net loss per share attributable to stockholders - basic and diluted	$(0.15)	$(0.17)
Weighted average shares outstanding common stock - basic and diluted	323,890,562	67,418,142
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).
__________________
(1)Net premiums written includes revenues from a related party of $27.7 million and $24.7 million during the three months ended March 31, 2022 and 2021, respectively (see Note 11).
(2)Premiums retained by Third-Party Agents includes expenses associated with a related party of $22.5 million and $19.9 million during the three months ended March 31, 2022 and 2021, respectively (see Note 11).

Doma Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended March 31,
(In thousands)	2022	2021
Net loss	$(50,026)	$(11,758)
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale debt securities, net of tax	—	(179)
Reclassification adjustment for realized gain on sale of available-for-sale debt securities, net of tax	—	(507)
Comprehensive loss	$(50,026)	$(12,444)
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series A-1		Preferred Stock Series A-2		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
(In thousands, except share information)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2021	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	62,832,307	$1	$266,464	$(79,123)	$686	$188,031
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	2,637,441	—	1,267	—	—	1,267
Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	—	—	—	2,289	—	—	2,289
Original issue discount on senior secured credit agreement	—	—	—	—	—	—	—	—	—	—	—	—	18,519	—	—	18,519
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,758)	—	(11,758)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(686)	(686)
Balance, March 31, 2021	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	65,469,748	$1	$288,539	$(90,881)	$—	$197,662

	Preferred Stock Series A		Preferred Stock Series A-1		Preferred Stock Series A-2		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
(In thousands, except share information)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	323,347,806	$33	$543,070	$(192,179)	$—	$350,924
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	957,648	—	(97)	—	—	(97)
Vesting of RSU awards	—	—	—	—	—	—	—	—	—	—	42,800	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	11,579	—	—	11,579
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	(399)	—	(399)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(50,026)	—	(50,026)
Balance, March, 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	324,348,254	$33	$554,552	$(242,604)	$—	$311,981
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(In thousands)	2022	2021
Cash flow from operating activities:
Net loss	$(50,026)	$(11,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - paid in kind	2,448	1,567
Depreciation and amortization	3,236	2,707
Stock-based compensation expense	11,579	2,289
Amortization of debt issuance costs and original issue discount	641	347
Provision for credit losses	218	350
Deferred income taxes	147	125
Realized gain on debt securities	(5)	(678)
Net unrealized loss on equity securities	—	119
Gain on disposal of fixed assets and title plants	44	4
Amortization of premiums and accretion of discounts on held-to-maturity securities	289	224
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(13,900)	—
Change in operating assets and liabilities:
Accounts receivable	2,642	(542)
Prepaid expenses, deposits and other assets	3,873	(9,466)
Lease right-of-use assets and lease liabilities	394	—
Accounts payable	(3,037)	(2,452)
Accrued expenses and other liabilities	(17,279)	(3,011)
Liability for loss and loss adjustments expenses	2,267	852
Net cash used in operating activities	$(56,469)	$(19,323)
Cash flow from investing activities:
Proceeds from sales, calls and maturities of investments: Held-to-maturity	$6,185	$8,005
Proceeds from sales, calls and maturities of investments: Available-for-sale	—	7,817
Proceeds from sales of investments: Equity securities	—	2,000
Proceeds from sales and principal repayments of investments: Mortgage loans	882	30
Purchases of investments: Held-to-maturity	(2,104)	(8,120)
Proceeds from sales of fixed assets	—	295
Purchases of fixed assets	(10,129)	(5,090)
Proceeds from sale of title plants and dividends from title plants	124	179
Net cash (used in) provided by investing activities	$(5,042)	$5,116

Doma Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(In thousands)	2022	2021
Cash flow from financing activities:
Proceeds from issuance of senior secured credit agreement	$—	$150,000
Payments on loan from a related party	—	(65,532)
Exercise of stock options	(97)	1,267
Net cash (used in) provided by financing activities	$(97)	$85,735
Net change in cash and cash equivalents and restricted cash	(61,608)	71,528
Cash and cash equivalents and restricted cash at the beginning period	383,828	112,022
Cash and cash equivalents and restricted cash at the end of period	$322,220	$183,550
Supplemental cash flow disclosures:
Cash paid for interest	$1,958	$1,516
Supplemental disclosure of non-cash investing activities:
Unrealized loss on available-for-sale debt securities	$—	$(179)
Supplemental disclosure of non-cash financing activities:
Issuance of penny warrants related to the senior secured credit agreement	$—	$18,519
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
Headquartered in San Francisco, California, Doma is a real estate technology company that is architecting the future of real estate transactions. Using machine intelligence and our proprietary technology solutions, we are creating a vastly more simple, efficient, and affordable real estate closing experience for current and prospective homeowners, lenders, title agents and real estate professionals. We are licensed to underwrite title insurance in 42 states and the District of Columbia.
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
The accompanying condensed consolidated balance sheet as of March 31, 2022 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of changes in stockholders’ equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of March 31, 2022 and its results of operations, including its comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2022 and 2021. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes.
References to the Accounting Standard Codification (“ASC”) and Accounting Standard Updates (“ASU”) included hereinafter refer to the Accounting Standards Codification and Updates issued by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP. The accompanying condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Significant items subject to such estimates and assumptions include, but are not limited to, reserves for incurred but not reported claims, the useful lives of property and equipment, accrued net premiums written from Third-Party Agent (as defined in Item 2) referrals, fair value measurements, and the valuations of stock-based compensation arrangements and the Sponsor Covered Shares liability (as defined below).
Title plants
Title plants are carried at cost, with costs incurred to maintain, update and operate title plants expensed as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes the title plants for impairment when events or circumstances indicate that the carrying amount may not be recoverable. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. There were no impairments of title plants for the three months ended March 31, 2022 and 2021.
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
Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the three months ended March 31, 2022 and 2021.
Ceding commission from reinsurance transactions are presented as revenue within the “Escrow, other title-related fees and other” revenue line item in the consolidated statements of operations.
Total premiums ceded in connection with reinsurance are netted against the written premiums in the consolidated statements of operations. Gross premiums written and ceded premiums are as follows:

	Three Months Ended March 31,
	2022	2021
Gross premiums written	97,242	110,611
Ceded premiums	(1,576)	(2,619)
Net premiums written	95,666	107,992
Percentage of amount assumed to net	98.4%	97.6%
Income taxes
Our effective tax rate for the three months ended March 31, 2022 and 2021 was (1)% and (1)%, respectively, as a result of our recording a full valuation allowance against the deferred tax assets. In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. As of March 31, 2022 and December 31, 2021, the Company carried a valuation allowance against deferred tax assets as management believes it is more likely than not that the benefit of the net deferred tax assets covered by that valuation allowance will not be realized. A net deferred tax liability has been recorded as of March 31, 2022 and December 31, 2021 of $1.7 million and $1.8 million, respectively, and is included in accrued expenses and other liabilities within the accompanying condensed consolidated balance sheets. Management reassesses the realization of the deferred tax assets each reporting period. The Company has approximately $0.2 million of pre-2018 federal net operating losses subject to expiration beginning in 2036. The remainder of the federal net operating losses have no expiration. The Company’s state net operating losses are subject to various expirations, beginning in 2030. The Company’s 2018 through 2020 tax years remain open to federal examinations. The Company’s 2017 through 2020 tax years remain open to state tax examinations. The Company believes that as of March 31, 2022 it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest and penalties accrued as of March 31, 2022.
Leases
The Company determines if a contract contains a lease at inception of the contract. The Company's inventory of leases primarily consists of operating office space and office equipment leases which are recorded as a lease obligation liability and as a lease right-of-use asset on the the accompanying condensed consolidated balance sheet. The lease right-of-use asset represents the Company's right to use each underlying asset for the lease term and the lease obligation liability represents the Company's obligation over the lease term. The Company's lease obligation is recorded at the present value of the lease payments based on the term of the lease. The Company applies an incremental borrowing rate of interest as of the effective date of adoption or the lease effective date equivalent to a collateralized borrowing rate with similar terms. The discount rate used to calculate the present value of our future minimum lease payments is based, where appropriate, on the Company's incremental borrowing rate of its current loan and security agreement.
Lease expenses for lease payments, where appropriate, are recognized on a straight-line basis over the lease term. Short-term leases of 12 months or less are recorded in the condensed consolidated balance sheet and lease payments are recognized on the condensed consolidated statement of operations. The Company accounts for agreements with lease and non-lease components as a single lease component. For more information on leases, refer to Note 17 of this Quarterly Report.
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
Recently issued and adopted accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The amendments in this and the related ASUs introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss (“CECL”) model that is based on expected rather than incurred losses for instruments measured at amortized cost and amends the accounting for impairment of held-to-maturity securities and available-for-sale securities. This model incorporates past experience, current conditions and reasonable and supportable forecasts affecting collectability of these instruments. The amendments in this update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, the amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The early adoption of this new guidance on January 1, 2022 required the Company to record an allowance for credit losses for the Company’s held-to-maturity investment portfolio, which resulted in an allowance of $0.4 million and a corresponding $0.4 million adjustment for the cumulative effect of a change in accounting principle, net of income taxes. For more information on the held-to-maturity allowance for credit losses, refer to Note 4 of this Quarterly Report. Prior to the adoption of the new guidance, the Company utilized an aging model to estimate credit losses on accounts receivable. As this aging model is allowed under the new guidance, there is no impact to the Company’s allowance for credit losses for accounts receivable. The adoption of this new standard did not have a significant impact on the condensed consolidated statements of operations or the condensed consolidated statements of cash flows. The guidance also requires additional disclosures regarding the Company’s held-to-maturity allowance for credit losses, which have been included within Note 4.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Modified or new leases subsequent to the effective date will follow ASC 2016-02. Accounting for lessors remains largely unchanged from current U.S. GAAP. Under ASU 2020-05, the effective date for adoption of ASU 2016-02 is fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We early adopted this new guidance on January 1, 2022 under a modified retrospective transition approach using the cumulative-effect adjustment transition method approved by the FASB, which results in reporting for the comparative periods presented in accordance with the previous lease guidance under ASC 840. We elected the package of practical expedients but did not adopt the hindsight practical expedient as of January 1, 2022. The package of practical expedients allowed the Company not to reassess whether the arrangement contains a lease, lease classification and whether previously capitalized costs qualify as initial direct costs. The practical expedients allowed the Company to continue classifying all of its leases as operating leases as they were previously classified under ASC 840. The Company recognized lease liabilities of $24.4 million and corresponding right-of-use assets of $23.8 million in our consolidated balance sheet on January 1, 2022. The difference between the lease liabilities and corresponding right-of-use assets related to prepaid rent and deferred lease obligations recognized in prepaid expenses, deposits and other assets and accrued expenses and other liabilities, respectively, in our consolidated balance sheet on January 1, 2022, resulting in no cumulative-effect adjustment to opening equity. The new standard did not have a significant impact on the condensed consolidated statements of operations or the condensed consolidated statements of cash flows. The guidance also requires additional disclosures regarding the Company’s lease portfolio, which have been included within Note 17.
In January 2020, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. Specifically, ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, and interim periods beginning after December 15, 2020. ASU 2019-12 is effective for private entities for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2019-12 under the private company transition guidance beginning January 1, 2022, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or disclosures given the Company has a full valuation allowance and the scenarios for which the guidance offer simplification are not significant for the Company.

Recently issued but not adopted accounting pronouncements
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. In June of 2020, the FASB deferred the effective date of ASU 2018-12 for one-year in response to implementation challenges resulting from COVID-19. This update requires insurance companies to annually review and update the assumptions used for measuring the liability under long-duration contracts. The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements. We do not currently expect to early adopt this standard. Although we have long-duration contracts, this specific guidance is not expected to impact our title insurance operations; therefore, we do not expect this standard to have a material impact on our condensed consolidated financial statements.
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
Old Doma recorded the net assets acquired from Capitol. The total estimated transaction costs directly attributable to the Business Combination are approximately $67.0 million, consisting of advisory, legal, share registration and other professional fees. $12.1 million of these fees represent underwriter fees incurred by Capitol prior to the Business Combination related to their initial public offering.
Immediately after the Closing Date, 1,325,664 shares of common stock held by the Sponsor became subject to vesting, contingent upon the price of Doma’s common stock, par value 0.0001 (“Doma common stock”) exceeding certain thresholds (the “Sponsor Covered Shares”).
Immediately after giving effect to the Business Combination and the PIPE Investment, there were 321,461,822 shares of common stock outstanding, which excludes the 1,325,664 of Sponsor Covered Shares. The Company is authorized to issue 2,000,000,000 shares of common stock having a par value of $0.0001 per share. Additionally, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share. As of March 31, 2022, there were 324,348,254 and 0 shares of common stock and preferred stock issued and outstanding, respectively, which excludes the 1,325,664 of Sponsor Covered Shares.
On December 4, 2020, Capitol consummated its initial public offering, which included the issuance of 11,500,000 redeemable warrants (the “Public Warrants”). Simultaneously with the closing of the initial public offering, Capitol completed the private sale of 5,833,333 warrants (the “Private Placement Warrants”). These Warrants remain outstanding following the Business Combination and each whole warrant entitles the holder to purchase one share of our common stock at a price of $11.50 (see Note 16 for additional information).
Immediately after the Closing Date, 20% of the aggregate of our common stock held by certain investors (collectively, the “Sponsor”) became subject to vesting, contingent upon the price of our common stock exceeding certain thresholds. The Sponsor Covered Shares will vest in two tranches: (i) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date, and (ii) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $17.50 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date. The Sponsor is also entitled to the Sponsor Covered Shares if a covered strategic transaction or change in control, as defined by the sponsor support agreement dated as of March 2, 2021 (the “Sponsor Support Agreement”) by and among the sponsors named thereto, Capitol and Old Doma, occurs prior to the ten (10)-year anniversary of the Closing Date. As of March 31, 2022, the Sponsor Covered Shares were legally outstanding; however, since none of the conditions were met, no related shares are included in the Company's condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity or for the purposes of calculating earnings per share.

Also following the Closing Date, the Sellers have the contingent right to receive up to an additional number of shares equal to 5% of the sum of (i) the aggregate number of outstanding shares of our common stock (including restricted common stock, but excluding Sponsor Covered Shares), plus (ii) the maximum number of shares underlying our options that are vested and the maximum number of shares underlying warrants to purchase shares of Doma common stock issued as replacement warrants for Old Doma warrants, in each case of these clauses (i) and (ii), as of immediately following the Closing Date (the “Seller Earnout Shares”). The Seller Earnout Shares are contingently issuable to the Sellers in two tranches: (i) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date, and (ii) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $17.50 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date. Since none of the conditions of the Seller Earnout Shares were met as of March 31, 2022, no related shares are included in the Company’s condensed consolidated statements of changes in stockholders’ equity as of March 31, 2022 or for purposes of calculating earnings per share.

Unless the context otherwise requires or otherwise indicates, share counts of Doma common stock provided in this Quarterly Report exclude both the Sponsor Covered Shares and the Seller Earnout Shares.

4.  Investments and fair value measurements
Held-to-maturity debt securities
The cost basis, fair values and gross unrealized gains and losses of our held-to-maturity debt securities are as follows:

	March 31, 2022				December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities(1)	$55,727	$42	$(906)	$54,863	$62,078	$459	$(207)	$62,330
U.S. Treasury securities	6,834	—	(98)	6,736	4,849	—	(16)	4,833
Certificates of deposit	237	—	—	237	237	—	—	237
Total	$62,798	$42	$(1,004)	$61,836	$67,164	$459	$(223)	$67,400
_______________
(1)Includes both U.S. and foreign corporate debt securities.
The cost basis of held-to-maturity debt securities includes an adjustment for the amortization of premium or discount since the date of purchase. Held-to-maturity debt securities valued at approximately $4.5 million and $4.2 million were on deposit with various governmental authorities at March 31, 2022 and December 31, 2021, respectively, as required by law.
The change in net unrealized gains and losses on held-to-maturity debt securities for the three months ended March 31, 2022 and 2021 was $(1.2) million and $(0.1) million, respectively.

Net realized gains of held-to-maturity debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.
The following table presents certain information regarding contractual maturities of our held-to-maturity debt securities:

Maturity	March 31, 2022
	Amortized Cost	% of Total	Fair Value	% of Total
One year or less	$30,051	48%	$29,973	48%
After one year through five years	$32,747	52%	$31,863	52%
Total	$62,798	100%	$61,836	100%
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
Net unrealized losses on held-to-maturity debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	March 31, 2022				December 31, 2021
	Corporate debt securities	U.S. Treasury securities	Certificate of deposits	Total	Corporate debt securities	U.S. Treasury securities	Certificate of deposits	Total
Less than 12 months
Fair value	$40,973	$6,571	$—	$47,544	$18,309	$4,667	$—	$22,976
Unrealized losses	$(836)	$(98)	$—	$(934)	$(192)	$(16)	$—	$(208)
Greater than 12 months
Fair value	$1,085	$—	$—	$1,085	$605	$—	$—	$605
Unrealized losses	$(70)	$—	$—	$(70)	$(15)	$—	$—	$(15)
Total
Fair value	$42,058	$6,571	$—	$48,629	$18,914	$4,667	$—	$23,581
Unrealized losses	$(906)	$(98)	$—	$(1,004)	$(207)	$(16)	$—	$(223)
We believe that any unrealized losses on our held-to-maturity debt securities at March 31, 2022 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
Under the new CECL model, the Company recognizes credit losses for its held-to-maturity debt securities by setting up an allowance which is remeasured each reporting period, with changes in the allowance recorded in the condensed consolidated statements of operations. The Company establishes an allowance for credit losses based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as credit agency ratings and payment and default history. As of March 31, 2022, credit agency ratings on our U.S. Treasury and corporate debt securities ranged from AAA through B1.

For our held-to-maturity debt securities, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default (“LGD”). The probability of default and LGD percentages are estimated after considering historical experience with global default rates and unsecured bond recovery rates for horizons aligning to the Company’s held-to-maturity debt security portfolio. The calculated allowance is recorded as an offset to held-to-maturity debt securities in the condensed consolidated balance sheets and in the investment, dividend and other income line on the condensed consolidated statements of operations.

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2022	$399
Current-period provision (reduction) for expected credit losses	(17)
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for credit losses, March 31, 2022	$382
The current-period provision for expected credit losses is due to changes in portfolio composition and the maturity of certain securities.
Available-for-sale debt securities
The change in net unrealized gains on available-for-sale debt securities for the three months ended 2021 was $(0.9) million. The Company disposed all available-for-sale debt securities in the three months ended March 31, 2021 and therefore had no unrealized gain or loss as of March 31, 2022 and no change in net unrealized gains on available-for-sale debt securities for the three months ended March 31, 2022.
The following table reflects the composition of net realized gains or losses for the sales of the available-for-sale securities:

	Three months ended March 31,
	2022	2021
Realized gains (losses):
Available-for-sale debt securities:
Gains	$—	$768
Losses	—	(90)
Net	$—	$678
Net realized gains on disposition of available-for-sale debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.
Equity securities
The Company disposed of all equity securities in the three months ended March 31, 2021.
Mortgage loans
The mortgage loan portfolio as of March 31, 2022 is comprised entirely of single-family residential mortgage loans. During the three months ended March 31, 2022, the Company did not purchase any new mortgage loans.
Mortgage loans, which include contractual terms to maturity of thirty years, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.
The cost and estimated fair value of mortgage loans are as follows:

	March 31, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Mortgage loans	$1,141	$1,141	$2,022	$2,022
Total	$1,141	$1,141	$2,022	$2,022

Investment income
Investment income from securities consists of the following:

	Three months ended March 31,
	2022	2021
Available-for-sale debt securities	$—	$773
Held-to-maturity debt securities	389	394
Equity investments	—	(89)
Mortgage loans	22	46
Other	44	60
Total	$455	$1,184
Accrued interest receivable
Accrued interest receivable from investments is included in receivables, net in the condensed consolidated balance sheets. The following table reflects the composition of accrued interest receivable for investments:

	March 31, 2022	December 31, 2021
Corporate debt securities	$409	$874
U.S. Treasury securities	20	12
Accrued interest receivable on investment securities	$429	$886
Mortgage loans	8	13
Accrued interest receivable on investments	$437	$899
The Company does not recognize an allowance for credit losses for accrued interest receivable, which is recorded in the receivables line in the condensed consolidated balance sheets, because the Company writes off accrued investment timely. The Company writes off accrued interest receivables after three months by reversing interest income.
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
The following table summarizes the Company’s investments measured at fair value:

	Assets
	Corporate debt securities	U.S. Treasury securities	Mortgage loans	Certificate of deposits	Total
March 31, 2022
Level 1	$—	$6,736	$—	$—	$6,736
Level 2	54,863	—	—	237	55,100
Level 3	—	—	1,141	—	1,141
Total	$54,863	$6,736	$1,141	$237	$62,977

December 31, 2021
Level 1	$—	$4,833	$—	$—	$4,833
Level 2	62,330	—	—	237	62,567
Level 3	—	—	2,022	—	2,022
Total	$62,330	$4,833	$2,022	$237	$69,422
The Company classifies U.S. Treasury bonds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Corporate debt securities and certificates of deposit are classified within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company classifies mortgage loans as Level 3 due to the reliance on significant unobservable valuation inputs.
The Company’s liabilities in the following table are recorded at fair value on the accompanying condensed consolidated balance sheets. The following table summarizes the Company’s liabilities measured at fair value:

	Liabilities
	Public Warrants	Private Placement Warrants	Sponsor Covered Shares	Total
March 31, 2022
Level 1	$4,025	$—	$—	$4,025
Level 2	—	2,042	—	2,042
Level 3	—	—	1,916	1,916
Total	$4,025	$2,042	$1,916	$7,983

December 31, 2021
Level 1	$10,925	$—	$—	$10,925
Level 2	—	5,542	—	5,542
Level 3	—	—	5,415	5,415
Total	$10,925	$5,542	$5,415	$21,882
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
The fair value of the Sponsor Covered Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential stock price outcomes on a daily basis over the 10-year vesting period. The unobservable significant inputs to the valuation model were as follows:

March 31, 2022
Current stock price	$2.17
Expected volatility	60.0%
Risk-free interest rate	2.32%
Expected term	9.3 years
Expected dividend yield	—%
Annual change in control probability	2.0%
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

Sponsor Covered Shares
Fair value as of December 31, 2021	$5,415
Change in fair value of Sponsor Covered Shares	(3,499)
Fair value as of March 31, 2022	$1,916
There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2022 and the year ended December 31, 2021. There were no transfers involving Level 3 assets or liabilities during the three months ended March 31, 2022 and the year ended December 31, 2021.
Cash and cash equivalents, restricted cash, receivables, prepaid expenses and other assets, accounts payable, and accrued expenses and other liabilities approximate fair value and are therefore excluded from the leveling table above. The cost basis is determined to approximate fair value due to the short term duration of these financial instruments.

5.  Revenue recognition
Disaggregation of revenue
Our revenue consists of:

			Three months ended March 31,
			2022	2021
Revenue Stream	Statements of Operations Classification	Segment	Total Revenue
Revenue from insurance contracts:
Direct Agents title insurance premiums	Net premiums written	Underwriting	$22,413	$24,573
Direct Agents title insurance premiums	Net premiums written	Elimination	—	(770)
Third-Party Agent title insurance premiums	Net premiums written	Underwriting	73,253	84,189
Total revenue from insurance contracts			$95,666	$107,992
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Distribution	$11,832	$13,380
Other title-related fees and income	Escrow, title-related and other fees	Distribution	22,448	24,266
Other title-related fees and income	Escrow, title-related and other fees	Underwriting	803	1,409
Other title-related fees and income	Escrow, title-related and other fees	Elimination(1)	(18,970)	(20,480)
Total revenue from contracts with customers			$16,113	$18,575
Other revenue:
Interest and investment income (2)	Investment, dividend and other income	Distribution	41	50
Interest and investment income (2)	Investment, dividend and other income	Underwriting	410	451
Realized gains and losses, net	Investment, dividend and other income	Distribution	(27)	(4)
Realized gains and losses, net	Investment, dividend and other income	Underwriting	4	732
Total other revenues			$428	$1,229
Total revenues			$112,207	$127,796
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

6.  Liability for loss and loss adjustment expenses
A summary of the changes in the liability for loss and loss adjustment expenses for the three months ending March 31, 2022 and 2021 is as follows:

	March 31,
	2022	2021
Balance at the beginning of the year	$80,267	$69,800

Provision for claims related to:
Current year	$5,656	$6,490
Prior years	(1,045)	(3,241)
Total provision for claims	$4,611	$3,249

Paid losses related to:
Current year	$(548)	$(222)
Prior years	(1,796)	(2,176)
Total paid losses	$(2,344)	$(2,398)

Balance at the end of the period	$82,534	$70,651

Provision for claims as a percentage of net written premiums	4.8%	3.0%
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
For the three months ended March 31, 2022, the prior year’s provision for claims release of $1.0 million is due to reported loss emergence which was lower than expected. Historically, this favorable loss experience has resulted in a decrease in the projection of ultimate loss for past policy years. Most recently, our favorable loss experience resulted in a decrease in the projection of ultimate loss for policy years 2018-2020. For the three months ended March 31, 2021, the provision for claims reserve release related to prior years of $3.2 million is due to reported loss emergence which was lower than expected. This has resulted in a decrease in the projection of ultimate loss for policy years 2017-2020. The actuarial assumptions underlying the Company’s selected ultimate loss estimates place more consideration on title insurance industry benchmarks for more recent policy years. These title insurance benchmarks are based on industry long-term average loss ratios. As the Company’s claims experience matures, we refine those estimates to put more consideration to the Company’s actual claims experience. For the three months ended March 31, 2022 and 2021, the Company’s actual claims experience reflects lower loss ratios than industry benchmarks from a current positive underwriting cycle and resulted in the favorable development.
Current year incurred and paid losses includes current year reported claims as well as estimated future losses on such claims.
The liability for loss and loss adjustment expenses of $82.5 million and $80.3 million, as of March 31, 2022 and December 31, 2021, respectively, includes $0.5 and $0.1 million, respectively, of reserves for the settlement of claims which the Company has deemed to be directly related to its escrow or agent related activities. The reserves for the settlement of claims related to escrow or agent related activities are not actuarially determined.

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
•Distribution: Our Distribution segment reflects our Direct Agents operations of acquiring customer orders and providing title and escrow services for real estate closing transactions. We acquire customers through our partnerships with realtors, attorneys and non-centralized loan originators via a 108-branch footprint across ten states as of March 31, 2022 (“Local”) and our partnerships with national lenders and mortgage originators that maintain centralized lending operations representing our Doma Enterprise accounts (“Doma Enterprise”).
•Underwriting: Our Underwriting segment reflects the results of our title insurance underwriting business, including policies referred through our Direct Agents and Third-Party Agents channels. The referring agents typically retain approximately 82% - 84% of the policy premiums in exchange for their services. The retention varies by state and agent.
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
The following table summarizes the operating results of the Company’s reportable segments:

	Three months ended March 31, 2022
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$95,666	$—	$95,666
Escrow, other title-related fees and other (1)	34,280	803	(18,970)	16,113
Investment, dividend and other income	14	414	—	428
Total revenue	$34,294	$96,883	$(18,970)	$112,207

Premiums retained by agents (2)	$—	$79,572	$(18,970)	$60,602
Direct labor (3)	25,553	2,245	—	27,798
Other direct costs (4)	6,059	2,767	—	8,826
Provision for claims	599	4,012	—	4,611
Adjusted gross profit	$2,083	$8,287	$—	$10,370

	Three months ended March 31, 2021
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$108,762	$(770)	$107,992
Escrow, other title-related fees and other (1)	37,646	1,409	(20,480)	18,575
Investment, dividend and other income	46	1,183	—	1,229
Total revenue	$37,692	$111,354	$(21,250)	$127,796

Premiums retained by agents (2)	$—	$91,588	$(21,250)	$70,338
Direct labor (3)	16,107	1,872	—	17,979
Other direct costs (4)	5,317	1,792	—	7,109
Provision for claims	559	2,690	—	3,249
Adjusted gross profit	$15,709	$13,412	$—	$29,121

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
(4)Includes title examination expense, office supplies, and premium and other taxes.
The following table provides a reconciliation of the Company’s total reportable segments’ adjusted gross profit to its total loss before income taxes:

	Three months ended March 31,
	2022	2021
Adjusted gross profit	$10,370	$29,121
Depreciation and amortization	3,236	2,707
Corporate and other expenses (1)	66,668	34,687
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(13,900)	—
Interest expense	4,207	3,360
Loss before income taxes	$(49,841)	$(11,633)
_________________
(1)Includes corporate and other costs not allocated to segments including corporate support function costs, such as legal, finance, human resources, technology support and certain other indirect operating expenses, such as sales and management payroll, and incentive related expenses.
As of March 31, 2022 and December 31, 2021 the Distribution segment had allocated goodwill of $88.1 million and the Underwriting segment had allocated goodwill of $23.4 million. There were no additions from acquisitions, impairments, or adjustments to goodwill resulting from prior year acquisitions in either segment for the three months ended March 31, 2022 and 2021.
8.  Debt
Senior secured credit agreement
On December 31, 2020, Old Doma executed a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”), providing for a $150.0 million senior secured term loan (“Senior Debt”) that was funded by the lenders, which are affiliates of HSCM, on January 29, 2021 (“Funding Date”). The Senior Debt matures five years from the Funding Date. Under the agreement, the Senior Debt will bear interest of 11.25% per annum, 5.0% of which will be paid on a current cash basis and the remainder to accrue and be added to the outstanding principal balance. Interest shall be compounded quarterly. If at any time Old Doma (now known as

States Title) is in an event of default under the Senior Debt, outstanding amounts shall bear interest at the default interest rate of 15.00%. Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 4.2 million shares of our common stock. The Senior Debt is secured by a first-priority pledge and security interest in substantially all of the assets (tangible and intangible) of our wholly owned subsidiary States Title (which represent substantially all of our assets) and any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). States Title is subject to customary affirmative, negative and financial covenants, including, among other things, minimum liquidity of $20.0 million (as of the last day of any month), minimum consolidated annual revenue of $130.0 million, limits on the incurrence of indebtedness, restrictions on asset sales outside the ordinary course of business and material acquisitions, limitations on dividends and other restricted payments. States Title was in compliance with the Senior Debt covenants as of March 31, 2022. The Senior Debt also includes customary events of default for facilities of this type and provides that, if an event of default occurs and is continuing, the Senior Debt will amortize requiring regular payments on a straight-line basis over the subsequent 24-month calendar period, but not to extend beyond the maturity date.
The estimated fair value of the Senior Debt at March 31, 2022 was $160.7 million. No active or observable market exists for the Senior Debt and, as a result, this is a Level 3 fair value measurement. Therefore, the estimated fair value of the Senior Debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.
9.  Stock compensation expense
The Company issued stock options (incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) and restricted stock awards (“RSAs”) to employees and key advisors under the Company’s 2019 Equity Incentive Plan, which has been approved by the board of directors. Granted stock options do not expire for 10 years and have vesting periods ranging from 7 to 60 months. The holder of one stock option may purchase one share of common stock at the underlying strike price.
The Company issues restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) under the 2021 Omnibus Incentive Plan. The RSUs are subject to time-based vesting, with a majority of the RSUs vesting 25% on the first anniversary of the award date and ratably thereafter for twelve quarters, such that the RSUs will be fully vested on the fourth anniversary of their award date. Eligible participants in the PRSUs will receive a number of earned shares based on growth in retained premiums and fees and adjusted gross profit during the performance period, as established by the Company’s board of directors. Earned shares for the PRSUs will fully vest in three equal annual installments after the performance period based on continuous employment. The RSUs and PRSUs are measured at fair market value on the grant date and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital.
Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $11.4 million and $2.3 million, respectively.

Stock options (ISO and NSO)
During the three months ended March 31, 2022, the Company had the following stock option activity:

	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value ($)

Outstanding as of December 31, 2021	24,255,204	$0.51	7.91	$109,061
Granted	—	—	0
Exercised	(924,717)	0.52	7.55
Cancelled or forfeited	(241,210)	0.68	8.16
Outstanding as of March 31, 2022	23,089,277	$0.59	7.66	$36,586

Options exercisable as of March 31, 2022	11,853,819	$0.53	7.38	$19,403
As of March 31, 2022, there was $24.0 million of stock-based compensation expense that had yet to be recognized related to nonvested stock option grants.
RSAs, RSUs and PRSUs
During the three months ended March 31, 2022, the Company had the following non-vested RSA, RSU and PRSU activity:

	Number of RSAs, RSUs and PRSUs	Average Grant Date Fair Value ($)
Non-vested at December 31, 2021	18,579,930	$6.11
Granted	29,551,401	2.17
Vested	(174,352)	2.54
Cancelled or Forfeited	(584,181)	6.22
Non-vested at March 31, 2022	47,372,798	$3.67
As of March 31, 2022, there was $157.1 million of stock-based compensation expense that had yet to be recognized related to nonvested RSAs, RSUs and PRSUs.
10.  Earnings per share
The calculation of the basic and diluted EPS is as follows:

	Three months ended March 31,
	2022	2021
Numerator
Net loss attributable to Doma Holdings, Inc.	$(50,026)	$(11,758)

Denominator
Weighted-average common shares – basic and diluted	323,890,562	67,418,142

Net loss per share attributable to stockholders
Basic and diluted	$(0.15)	$(0.17)

As we have reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2022	2021
Old Doma preferred stock	—	183,159,138
Outstanding stock options	23,089,277	28,137,947
Warrants for common and preferred stock	18,022,750	33,896,874
RSA’s, RSU’s and PRSU’s	47,372,798	1,338,016
Total antidilutive securities	88,484,825	246,531,975

11.  Related party transactions
Equity held by Lennar
In connection with the North American Title Acquisition, subsidiaries of Lennar were granted equity in the Company. As of March 31, 2022, Lennar, through its subsidiaries, held 25.4% of the Company on a fully diluted basis.
Transactions with Lennar
In the routine course of its business, Doma Title Insurance, Inc. (“DTI”) underwrites title insurance policies for a subsidiary of Lennar. The Company recorded the following revenues and premiums retained by Third-Party Agents from these transactions, which are included within our Underwriting segment:

	Three Months Ended March 31,
	2022	2021
Revenues	$27,668	$24,650
Premiums retained by Third-Party Agents	22,460	19,884

	March 31, 2022	December 31, 2021
Net receivables	$3,549	$3,883
These amounts are included in receivables, net in the Company’s condensed consolidated balance sheets.
12.  Commitments and contingencies
Legal matters
The Company is subject to claims and litigation matters in the ordinary course of business. Management does not believe the resolution of any such matters will have a materially adverse effect on the Company’s financial position or results of operations.
Commitments and other contingencies
The Company also administers escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. These escrow deposits amounted to $230.3 million and $204.8 million at March 31, 2022 and December 31, 2021, respectively. Such deposits are not reflected in the condensed consolidated balance sheets, but the Company could be contingently liable for them under certain circumstances (for example, if the Company disposes of escrowed assets). Such contingent liabilities have not materially impacted the results of operations or financial condition to date and are not expected to do so in the future.

See Note 17 in our condensed consolidated financial statements for information on our operating lease obligations.
13.  Accrued expenses and other liabilities
Accrued expenses and other liabilities include the following:

	March 31, 2022	December 31, 2021
Employee compensation and benefits	$23,719	$32,756
Other	11,758	21,393
Total accrued expenses and other liabilities	$35,477	$54,149
14.  Employee benefit plan
The Company sponsors a defined contribution 401(k) plan for its employees (the “Retirement Savings Plan”). The Retirement Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. All full-time employees age 18+ are eligible to enroll in the plan on their first day of employment. Company matching contributions begin upon employee enrollment in the Retirement Savings Plan. Prior to January 1, 2022, the Company provided an employer match up to 50% of the first 6% of elective contributions, and there were no matching contributions in excess of 3% of compensation. Effective January 1, 2022, the Company provides an employer match up to 100% on the first 1% of elective contributions and 50% on the next 5% of elective contributions. The maximum matching contribution is 3.5% of compensation.
For the three months ended March 31, 2022 and 2021, the Company made contributions for the benefit of employees of $1.2 million and $0.7 million, respectively, to the Retirement Savings Plan.
15.  Research and development
For the three months ended March 31, 2022 and 2021, the Company recorded the following related to research and development expenses and capitalized internally developed software costs:

	Three Months Ended March 31,
	2022	2021
Research and development expenses incurred	$5,603	$2,327
Capitalized internally developed software costs	8,352	4,133
Research and development spend, inclusive of capitalized internally developed software cost	$13,955	$6,460
Our research and development costs reflect certain payroll-related costs of employees directly associated with such activities and certain software subscription costs, which are included in personnel costs on the condensed consolidated statements of operations. Capitalized internally developed software and acquired software costs are included in fixed assets, net in the condensed consolidated balance sheets.
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
On September 3, 2021, the Company filed a Registration Statement on Form S-1 (No. 333-258942), as amended, with the SEC (which was declared effective on September 8, 2021; and the Company subsequently filed a post-effective amendment thereto, which was declared effective on March 30, 2022), which related to, among other things, the issuance of an aggregate of up to 17,333,333 shares of common stock issuable upon the exercise of the Warrants. As of March 31, 2022, the aggregate values of the Public and Private Warrants were $4.0 million and $2.0 million, respectively, representing Warrants outstanding to purchase 11,500,000 shares and 5,833,333 shares, respectively, of our common stock. As of December 31, 2021, the aggregate values of the Public and Private Warrants were $10.9 million and $5.5 million, respectively, representing Warrants outstanding to purchase 11,500,000 shares and 5,833,333 shares, respectively, of our common stock. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrants and Sponsor Covered Shares liabilities in the condensed consolidated statements of operations.
17. Leases
The Company has operating leases consisting of office space and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of March 31, 2022, we have leases with remaining terms of 1 month to 7.5 years, some of which may include no options for renewal and others with options to extend the lease terms from 1 year to 5 years. The components of our operating leases were as follows:

March 31, 2022
Components of lease expense:
Operating lease expense	$2,972
Less sublease income	(89)
Net lease expense	2,883

Cash flow information related to leases:
Operating cash inflow from operating leases	$2,774

March 31, 2022
Right-of-use assets obtained during the three months ended March 31, 2022 in exchange for new operating lease liabilities	$4,676
Weighted average remaining lease term	4.57 years
Weighted average discount rate	10%

Maturities of lease liabilities:	March 31, 2022
2022	$6,498
2023	8,071
2024	6,774
2025	5,045
2026	4,061
Thereafter	4,184
Total lease payments	34,633
Less imputed interest	(6,974)
Lease liabilities	$27,659
18.  Subsequent events
On May 5, 2022, the Company committed to a workforce reduction plan (the “Reduction”) to improve cost efficiency and align with strategic investments in the Doma Intelligence platform.
The Reduction includes the elimination of approximately 310 positions across the Company, or approximately 15% of the Company’s current workforce. The Company estimates that it will incur approximately $3.7 million in charges in connection with the Reduction, including cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs offset by forfeitures of bonus and stock-based compensation. The Company expects the execution of the Reduction, including cash payments, will be substantially complete in the second quarter of 2022.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Doma should be read together with the unaudited condensed consolidated financial statements as of March 31, 2022 and 2021 and for the three months ended March 31, 2022 and 2021, together with the related notes thereto, contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as the audited consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019, together with related notes thereto, contained in our annual report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties and should be read in conjunction with the disclosures and information contained in “Cautionary Note Regarding Forward-Looking Statements” in the Annual Report. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A “Risk Factors” or in other parts of the Annual Report. Certain amounts may not foot due to rounding. All forward-looking statements in this Quarterly Report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

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
Our Distribution segment reflects the sale of our products and services, other than underwriting and insurance services reflected in our Underwriting segment, that we provide through our captive title agents and agencies (“Direct Agents”). We market our products and services through two channels to appeal to our referral partners and ultimately reach our customers, the individuals purchasing a new home or refinancing their existing mortgage:
•Doma Enterprise – we target partnerships with national lenders and mortgage originators that maintain centralized lending operations. Once a partnership has been established, we integrate our Doma Intelligence platform with the partner’s loan production systems, to enable frictionless order origination and fulfillment. Substantially all Doma Enterprise orders are underwritten by Doma.

•Local Markets (“Local”) – we target partnerships with realtors, attorneys and non-centralized loan originators via a 108-branch footprint across ten states as of March 31, 2022. For the quarter ended March 31, 2022, approximately 90% of our lender and owner policies from our Local channel were underwritten by Doma, while the remaining share was underwritten by third-party underwriters.
Our Underwriting segment reflects the sale of our underwriting and insurance services. These services are integrated with our Direct Agents channel and other non-captive title and escrow agents in the market (“Third-Party Agents”) through our captive title insurance carrier. For customers sourced through the Third-Party Agents channel, we retain a portion of the title premium (approximately 16% - 18%) in exchange for underwriting risk to our balance sheet. The Third-Party Agents channel includes the title underwriting and insurance services we provide to Lennar, a related party, for its home builder transactions.
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
•Customer acquisition costs – this category is comprised of sales payroll, sales commissions, customer success payroll, sales-related travel and entertainment, and an allocated portion of corporate marketing
•Other operating expenses – all other expenses that do not directly contribute to the fulfillment or acquisition of an order or policy are considered other operating expenses. This category is predominately comprised of research and development costs, corporate support expenses, occupancy, and other general and administrative expenses
We expect to continue to invest in our Doma Intelligence platform as well as organic and inorganic growth opportunities in order to remain competitive with existing large-scale industry incumbents who are well financed and have significant resources to defend their existing market positions. Over time, we plan to use our cash flows to invest in customer acquisition, research and development, and new product offerings, to further improve revenue growth and accelerate the elimination of the friction and expense of closing a residential real estate transaction.
Basis of Presentation
We report results for our two operating segments:
•Distribution – our Distribution segment reflects our Direct Agents operations of acquiring customer orders and providing title and escrow services for real estate closing transactions. We acquire customers through our Local and Doma Enterprise customer referral channels.
•Underwriting – our Underwriting segment reflects the results of our title insurance underwriting business, including policies referred through our Direct Agents and Third-Party Agents channels. The referring agents retain approximately 82% - 84% of the policy premiums in exchange for their services. The retention rate varies by state and agent.
Costs are allocated to the segments to arrive at adjusted gross profit, our segment measure of profit and loss. Our accounting policies for segments are the same as those applied to our consolidated financial statements, as described below under “—Key Components of Revenues and Expenses.” Inter-segment revenues and expenses are eliminated in consolidation. See Note 7 in our condensed consolidated financial statements for a summary of our segment results and a reconciliation between segment adjusted gross profit and our consolidated loss before income taxes.
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
As a result of the Business Combination, we became the operating successor to an SEC-registered and New York Stock Exchange-listed shell company. Becoming a public company has required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and practices. Also, we have incurred additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources.
Impact of COVID-19 and Related Macroeconomic Trends
COVID-19 has resulted in significant macroeconomic impacts, market disruptions, and volatility in the real estate market, particularly as federal, state, and local governments enacted emergency measures intended to combat the spread of the virus, including shelter-in-place orders, travel limitations, quarantine periods and social distancing. In response, we took appropriate measures to ensure the health and safety of our employees, customers and partners, including work-from-home policies. Depending on the location and timing, some of these measures still remain in place today.
We operate in the real estate industry and our business volumes are directly impacted by market trends for mortgage refinancing transactions, existing real estate purchase transactions, and new real estate purchase transactions, particularly in the residential segment of the market. Our success depends on a high volume of residential and, to a lesser extent, commercial real estate transactions, throughout the markets in which we operate. Responses to the COVID-19 pandemic initially led to a material decline in purchase transactions. Subsequent U.S. federal stimulus measures in 2021, including interest rate reductions by the Federal Reserve, and local regulatory initiatives, such as permitting remote notarization, led to a quick recovery for the real estate industry and resulted in an increase in mortgage refinancing and purchase volumes, which we believe benefited our business model. These initiatives have also led to a greater demand for homes, higher home prices, and record low home inventories. Sharp inflation and rising interest rates at the end of 2021 through the first quarter of 2022 have only increased the volatility within the real estate industry, leading to a sharp decline in refinancing transactions and continued record low home inventories in the first quarter of 2022. We continue to monitor economic and regulatory developments closely as we navigate the volatility and uncertainty created by the pandemic and the subsequent macroeconomic activity.
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
The following table presents our key operating and financial indicators, as well as the relevant generally accepted accounting principles (“GAAP”) measures, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except for open and closed order numbers)
Key operating data:
Opened orders	35,192	41,084
Closed orders	27,347	32,650
GAAP financial data:
Revenue (1)	$112,207	$127,796
Gross profit (2)	$7,134	$26,414
Net loss	$(50,026)	$(11,758)
Non-GAAP financial data (3):
Retained premiums and fees	$51,605	$57,458
Adjusted gross profit	$10,370	$29,121
Ratio of adjusted gross profit to retained premiums and fees	20%	51%
Adjusted EBITDA	$(44,905)	$(3,277)
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
Our business strategy is focused on leveraging our Doma Intelligence platform to provide an overall improved customer and referral partner experience and to drive time and expense efficiencies principally in our Direct Agents channel. In our Third-Party Agents channel in contrast, we provide our underwriting expertise and balance sheet to insure the risk on policies referred by such Third-Party Agents and, for that service, we typically receive approximately 16% - 18% of the premium for the policy we underwrite. As such, we use retained premiums and fees, which is net of the impact of premiums retained by Third-Party Agents, as an important measure of the earning power of our business and our future growth trends, and believe it is useful to investors for the same reasons.
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
Ratio of adjusted gross profit to retained premiums and fees
The ratio of adjusted gross profit to retained premiums and fees, a non-GAAP measure, expressed as a percentage, is calculated by dividing adjusted gross profit by retained premiums and fees. Both the numerator and denominator are net of the impact of premiums retained by Third-Party Agents because that is a cost related to our Underwriting segment over which we have limited control, as Third-Party Agents customarily retain approximately 82% - 84% of the premiums related to a title insurance policy referral pursuant to the terms of long-term contracts.
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
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before interest, income taxes and depreciation and amortization, and further adjusted to exclude the impact of stock-based compensation and the change in fair value of Warrant and Sponsor Covered Shares liabilities. See “—Non-GAAP Financial Measures” below for a reconciliation of our adjusted EBITDA to net loss, the most closely comparable GAAP measure and additional information about the limitations of our non-GAAP measures.
We review adjusted EBITDA as an important measure of our recurring and underlying financial performance, and believe it is useful to investors for the same reason.

Key Components of Revenues and Expenses
Revenues
Net premiums written
We generate net premiums by underwriting title insurance policies and recognize premiums in full upon the closing of the underlying transaction. For some of our Third-Party Agents, we also accrue premium revenue for title insurance policies we estimate to have been issued in the current period but reported to us by the Third-Party Agent in a subsequent period. See “—Critical Accounting Policies and Estimates— Accrued net premiums written from Third-Party Agent referrals” below for further explanation of this accrual. For the three months ended March 31, 2022 and 2021, the average time lag between the issuing of these policies by our Third-Party Agents and the reporting of these policies or premiums to us has been approximately three months. Net premiums written is inclusive of the portion of premiums retained by Third-Party Agents, which is recorded as an expense, as described below.
To reduce the risk associated with our underwritten insurance policies, we utilize reinsurance programs to limit our maximum loss exposure. Under our reinsurance treaties, we cede the premiums on the underlying policies in exchange for a ceding commission from the reinsurer and our net premiums written exclude such ceded premiums.
Our principal reinsurance quota share agreement covers instantly underwritten policies from refinance and home equity line of credit transactions under which we historically ceded 100% of the written premium of each covered policy from January 1, 2021 through February 23, 2021. Pursuant to a renewed agreement, which became effective on February 24, 2021, we cede only 25% of the written premium on such instantly underwritten policies up to a total reinsurance coverage limit of $80.0 million in premiums reinsured, after which we retain 100% of the written premium on instantly underwritten policies. This reduction in ceding percentage has resulted in higher net premiums written per transaction when compared to prior period results. Refer to Note 2 to the condensed consolidated financial statements above for additional details on our reinsurance treaties.
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
Expenses
Premiums retained by Third-Party Agents
When customers are referred to us and we underwrite a policy, the referring Third-Party Agent retains a significant portion of the premium, which typically amounts to approximately 82% - 84% of the premium. The portion of premiums retained by Third-Party Agents is recorded as an expense. These referral expenses relate exclusively to our Underwriting segment. As we continue to grow our Direct Agents channel relative to our Third-Party Agents channel, we expect that premiums retained by Third-Party Agents will decline as a percentage of revenue over time.
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
Provision for claims
Provision for claims expense is comprised of three components: IBNR losses, known claims loss and loss adjustment expenses and escrow-related losses.
IBNR is a loss reserve that primarily reflects the sum of expected losses for unreported claims. The expense is calculated by applying a rate (the loss provision rate) to total title insurance premiums. The loss provision rate is determined throughout the year based in part upon an assessment performed by an independent actuarial firm utilizing generally accepted actuarial methods. The assessment also takes account of industry trends, the regulatory environment and geographic considerations and is updated during the year based on developments. This loss provision rate is set to provide for losses on current year policies. Due to our long claim exposure, our provision for claims periodically includes amounts of adverse or positive claims development on policies issued in prior years, when claims on such policies are higher or lower than initially expected.
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
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$95,666	$107,992	$(12,326)	(11)%
Escrow, other title-related fees and other	16,113	18,575	(2,462)	(13)%
Investment, dividend and other income	428	1,229	(801)	(65)%
Total revenues	$112,207	$127,796	$(15,589)	(12)%
Expenses:
Premiums retained by Third-Party Agents	$60,602	$70,338	$(9,736)	(14)%
Title examination expense	5,981	4,853	1,128	23%
Provision for claims	4,611	3,249	1,362	42%
Personnel costs	77,793	43,464	34,329	79%
Other operating expenses	22,754	14,165	8,589	61%
Total operating expenses	$171,741	$136,069	$35,672	26%

Loss from operations	(59,534)	(8,273)	(51,261)	620%

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	13,900	—	13,900	*
Interest expense	(4,207)	(3,360)	(847)	25%
Loss before income taxes	(49,841)	(11,633)	(38,208)	328%

Income tax expense	(185)	(125)	(60)	48%
Net loss	$(50,026)	$(11,758)	$(38,268)	325%

* = Not presented as prior period amount is zero

Revenue
Net premiums written. Net premiums written decreased by $12.3 million, or 11%, in the three months ended March 31, 2022 compared to the same period in the prior year, driven by a 6% decrease in premiums from our Direct Agents channel and a 13% decrease in premiums from our Third-Party Agents channel.
For the three months ended March 31, 2022, Direct Agents premium decline was driven by closed order decline of 16%, which was offset by higher average retained premium per order of 12%.
For the three month period ended March 31, 2022, the decrease in premiums from our Third-Party Agents channel was driven by an overall decrease in market activity, specifically in the refinance market, resulting from the rising interest rate environment.
Escrow, other title-related fees and other. Escrow, other title-related fees and other decreased $2.5 million, or 13%, in the three months ended March 31, 2022 compared to the same periods in the prior year, driven by the corresponding closed order decline of 16%. The decline in closed order activity was partially offset by higher average escrow fees per order of 4% during the same period.
Investment, dividend and other income. Investment, dividend and other income decreased $0.8 million or 65% in the three months ended March 31, 2022 compared to the same period in the prior year, primarily due to one-time realized gains on investments from portfolio rebalancing during the three months ended March 31, 2021.

Expenses
Premiums retained by Third-Party Agents. Premiums retained by Third-Party Agents decreased by $9.7 million, or 14%, in the three months ended March 31, 2022 compared to the same period in the prior year. The decreases were driven principally by the reduction in underwritten policies referred by Third-Party Agents, and there was no material change in average commissions paid to our Third-Party Agents.
Title examination expense. Title examination expense increased by $1.1 million, or 23%, in the three months ended March 31, 2022 compared to the same periods in the prior year, due to an increase in geography-specific closing costs and fixed expenses incurred to support fulfillment, including software license fees and title plant maintenance expenses.
Provision for claims. Provision for claims increased by $1.4 million, or 42%, in the three months ended March 31, 2022 compared to the same period in the prior year primarily due to a decrease in reserve releases for claims incurred from prior year business. For the three months ended March 31, 2022 reserve releases related to prior year policies were $1.0 million compared to $3.2 million for the corresponding period in the prior year. This was offset by a reduction in the provision for claims related to the current year due to the corresponding decrease in premiums written. The provision for claims, expressed as a percentage of net premiums written, was 4.8% and 3.0% for the three months ended March 31, 2022 and 2021, respectively. The reported loss emergence on policies issued in prior years was lower than expected.
Personnel costs. Personnel costs increased by $34.3 million, or 79%, in the three months ended March 31, 2022 compared to the same period in the prior year, due to investments in direct labor and customer acquisition, investments in research and development, the expansion of our corporate support functions to operate as a public company, and an increase in operations and management staff supporting the Direct Agents channel as the organization invests in driving growth of Doma Intelligence-enabled purchase closings.
Other operating expenses. Other operating expenses increased by $8.6 million, or 61%, in the three months ended March 31, 2022 compared to the same period in the prior year, driven by higher corporate support expenses to operate as a public company such as improved operating systems and human resources services, higher expenses to support revenue growth such as hardware and software purchases and travel and entertainment spend, higher amortization expenses related to investments in the development of our Doma Intelligence platform and a higher premium tax rate. Depreciation and amortization increased by $0.5 million, or 20%, in the three months ended March 31, 2022 compared to the same period in the prior year due to these factors.
Change in fair value of Warrant and Sponsor Covered Shares liabilities. The change in fair value of Warrant and Sponsor Covered Shares (as defined in Note 2) liabilities increased by $13.9 million in the three months ended March 31, 2022 compared to the same period in the prior year due to the addition of these liabilities from the Business Combination in the third quarter of 2021.
Interest expense. Interest expense increased by $0.8 million, or 25%, in the three months ended March 31, 2022 compared to the same period in the prior year, due to a higher amount of debt outstanding, which is a result of the paid in kind interest expense on the $150.0 million Senior Debt facility that was funded during the first quarter of 2021.
Supplemental Segment Results Discussion – Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
The following table sets forth a summary of the results of operations for our Distribution and Underwriting segments for the years indicated. See “—Basis of Presentation” above.

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Distribution	Underwriting	Eliminations	Consolidated	Distribution	Underwriting	Eliminations	Consolidated
	(in thousands)
Net premiums written	$—	$95,666	$—	$95,666	$—	$108,762	$(770)	$107,992
Escrow, other title-related fees and other (1)	34,280	803	(18,970)	16,113	37,646	1,409	(20,480)	18,575
Investment, dividend and other income	14	414	—	428	46	1,183	—	1,229
Total revenue	$34,294	$96,883	$(18,970)	$112,207	$37,692	$111,354	$(21,250)	$127,796
Premiums retained by agents (2)	—	79,572	(18,970)	60,602	—	91,588	(21,250)	70,338
Direct labor (3)	25,553	2,245	—	27,798	16,107	1,872	—	17,979
Other direct costs (4)	6,059	2,767	—	8,826	5,317	1,792	—	7,109
Provision for claims	599	4,012	—	4,611	559	2,690	—	3,249
Adjusted gross profit (5)	$2,083	$8,287	$—	$10,370	$15,709	$13,412	$—	$29,121

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
Distribution segment revenue decreased by $3.4 million, or 9%, for three months ended March 31, 2022, compared to the same period in the prior year driven by the closed order decline discussed above. For the three months ended March 31, 2022, higher average escrow revenue per order of 4% partially offset the decrease in Distribution segment revenue driven by fewer closed orders. Underwriting segment revenue decreased by $14.5 million, or 13%, for the three months ended March 31, 2022 as compared to the same period in the prior year, reflecting the reduction in title policies underwritten from both Direct and Third-Party Agents as a result of current market conditions.
Distribution segment adjusted gross profit decreased by $13.6 million, or 87%, for the three months ended March 31, 2022 compared to the same period in the prior year, driven by closed order decline, a higher mix of Doma Enterprise closed orders, which carry a lower price point as compared to the Local channel, and investments in fulfillment infrastructure to support volume growth and migration of transactions to the Doma Intelligence platform. Underwriting segment adjusted gross profit decreased by $5.1 million, or 38%, during the three months ended March 31, 2022 compared to the same period in the prior year, reflecting market contraction, a higher premium tax rate, and an increase in provision for title claims expenses due to lower reserve releases related to prior year policies.
Supplemental Key Operating and Financial Indicators Results Discussion – Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
The following table presents our key operating and financial indicators, including our non-GAAP financial measures, for the periods indicated, and the changes between periods. This discussion should be read only as a supplement to the discussion of our GAAP results above. See “—Non-GAAP Financial Measures” below for important information about the non-GAAP financial measures presented below and their reconciliation to the respective most closely comparable GAAP measures.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages and open and closed order numbers)
Opened orders	35,192	41,084	(5,892)	(14)%
Closed orders	27,347	32,650	(5,303)	(16)%

Retained premiums and fees	$51,605	$57,458	$(5,853)	(10)%
Adjusted gross profit	10,370	29,121	(18,751)	(64)%
Ratio of adjusted gross profit to retained premiums and fees	20%	51%	(31) p.p	(61)%
Adjusted EBITDA	$(44,905)	$(3,277)	(41,628)	1270%

Opened and closed orders
For the three months ending March 31, 2022, we opened 35,192 orders and closed 27,347 orders, a decrease of 14% and 16%, respectively, over the same period in the prior year due to the rising interest rate environment and shrinking population of refinance-eligible homeowners. Closed orders increased 38% for the three months ended March 31, 2022 as compared to the same period in the prior year in our Doma Enterprise channel due to new customer acquisitions, increased wallet share with existing customers, and an expanding geographical footprint. Closed orders decreased by 45% in our Local channel in the first quarter of 2022 compared to the same period in the prior year due to the contracting refinance market. While the lower overall market activity negatively impacted our closed order growth for the three months ending March 31, 2022, our total closed order market share grew from 1.0% at March 31, 2021 to 1.4% at March 31, 2022, according to closed order refinance and purchase statistics from the Mortgage Bankers Association.
Retained premiums and fees
Retained premiums and fees decreased by $5.9 million, or 10%, during the three months ended March 31, 2022 compared to the same period in the prior year, driven by closed order reduction and title policy decline across Direct and Third-Party Agents.
Adjusted gross profit
Adjusted gross profit decreased by $18.8 million, or 64%, during the three months ended March 31, 2022 compared to the same period in the prior year, due to declines in retained premiums and fees of $5.9 million in the same period. Investments in fulfillment infrastructure to support volume growth and migration of transactions to the Doma Intelligence platform contributed to the decrease in adjusted gross profit.
Ratio of adjusted gross profit to retained premiums and fees
The ratio of adjusted gross profit to retained premiums and fees decreased 31 percentage points during the three months ended March 31, 2022 compared to the same period in the prior year. The decrease is primarily due to higher direct labor expenses of $9.8 million, or 55%, during the three months ended March 31, 2022 compared to the same period in the prior year. The rise in direct labor expenses are the result of hiring fulfillment labor in advance of volume growth and the near-term inefficiencies associated with the migration of transactions to the Doma Intelligence platform. Contributing to the decrease in the ratio during the three months ended March 31, 2022 was a higher mix of Doma Enterprise closed orders, which carry a lower price point as compared to the Local channel, an increase in the provision for claims as a percentage of net written premium from 3.0% to 4.8%, and an increase in the premium tax rate.
Adjusted EBITDA
Adjusted EBITDA decreased by $41.6 million to negative $44.9 million for the three months ended March 31, 2022, driven by $27.0 million of higher operating costs from investments in corporate support functions to successfully operate as a public company, research and development, and operations and management staff to accelerate growth and transformation of our home purchase product offering on the Doma Intelligence platform.

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
Retained premiums and fees
The following presents our retained premiums and fees and reconciles the measure to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$112,207	$127,796
Minus:
Premiums retained by Third-Party Agents	60,602	70,338
Retained premiums and fees	$51,605	$57,458
Minus:
Direct labor	27,798	17,979
Provision for claims	4,611	3,249
Depreciation and amortization	3,236	2,707
Other direct costs (1)	8,826	7,109
Gross Profit	$7,134	$26,414
__________________
(1)Includes title examination expense, office supplies, and premium and other taxes.

Adjusted gross profit
The following table reconciles our adjusted gross profit to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Gross Profit	$7,134	$26,414
Adjusted for:
Depreciation and amortization	3,236	2,707
Adjusted Gross Profit	$10,370	$29,121
Adjusted EBITDA
The following table reconciles our adjusted EBITDA to our net loss, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss (GAAP)	$(50,026)	$(11,758)
Adjusted for:
Depreciation and amortization	3,236	2,707
Interest expense	4,207	3,360
Income taxes	185	125
EBITDA	$(42,398)	$(5,566)
Adjusted for:
Stock-based compensation	11,393	2,289
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(13,900)	—
Adjusted EBITDA	$(44,905)	$(3,277)

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
We had $322.2 million in cash and cash equivalents and restricted cash as of March 31, 2022. We believe our operating cash flows, together with our cash on hand and the cash proceeds from the Business Combination and the related private placement, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report.
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
The Senior Debt is secured by a first-priority pledge and security interest in substantially all of the assets of our wholly owned subsidiary States Title (which represents substantially all of our assets), including the assets of any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). The Senior Debt is subject to customary affirmative and negative covenants, including limits on the incurrence of debt and restrictions on acquisitions, sales of assets, dividends and certain restricted payments. The Senior Debt is also subject to two financial maintenance covenants, related to liquidity and revenues. The liquidity covenant requires States Title to have at least $20.0 million of liquidity, calculated as of the last day of each month, as the sum of (i) our unrestricted cash and cash equivalents and (ii) the aggregate unused and available portion of any working capital or other revolving credit facility. The revenue covenant, which is tested as of the last day of each fiscal year, requires that States Title’s consolidated GAAP revenue for the year to be greater than $130.0 million. The Senior Debt is subject to customary events of default and cure rights. As of the date of this Quarterly Report, States Title is in compliance with all Senior Debt covenants.
Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 4.2 million shares of our common stock.
Other commitments and contingencies
Our commitments for leases, excluding any imputed interest, related to our office space and equipment, amounted to $34.6 million as of March 31, 2022 of which $6.5 million is payable in 2022. Refer to Note 17 to our condensed consolidated financial statements for a summary of our future commitments. Our headquarters lease expires in 2024. As of March 31, 2022, we did not have any other material commitments for cash expenditures. We also administer escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. Such deposits are not reflected on our balance sheet, but we could be contingently liable for them under certain circumstances (for example, if we dispose of escrowed assets). Such contingent liabilities have not materially impacted our results of operations or financial condition to date and are not expected to do so in the near term.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(56,469)	$(19,323)
Net cash (used in) provided by investing activities	(5,042)	5,116
Net cash (used in) provided by financing activities	(97)	85,735

Operating activities
In the first three months of 2022, net cash used in operating activities was $56.5 million driven by the net loss of $50.0 million, cash paid for accrued expenses of $17.3 million and non-cash costs relating to the change in the fair value of warrant and Sponsor Covered Shares liabilities of $13.9 million. This was offset by decreases in prepaid expenses, deposits and other assets of $3.9 million and receivables of $2.6 million and non-cash costs including depreciation and amortization of $3.2 million and stock-based compensation expense of $11.6 million.
In the first three months of 2021, net cash used in operating activities was $19.3 million driven by the net loss of $11.8 million, cash paid for accrued expenses of $3.0 million and cash paid for prepaid expenses associated with the Business Combination of $9.5 million. This was partially offset by non-cash costs including depreciation and amortization of $2.7 million and stock-based compensation expense of $2.3 million.
Investing activities
Our capital expenditures have historically consisted mainly of costs incurred in the development of the Doma Intelligence platform. Our other investing activities generally consist of transactions in fixed maturity investment securities to provide regular interest payments.
In the first three months of 2022, net cash used in investing activities was $5.0 million, and reflected $2.1 million of purchases of investments offset by $7.1 million of proceeds from the sale of investments. Cash paid for fixed assets was $10.1 million in the same period, largely consisting of technology development costs related to the Doma Intelligence platform.
In the first three months of 2021, net cash provided by investing activities was $5.1 million, and reflected mainly $17.9 million of proceeds from the sale of investments offset by $8.1 million of purchases of investments. Cash paid for fixed assets was $5.1 million in the same period, largely consisting of technology development costs related to Doma Intelligence.
Financing activities
Net cash used by financing activities was immaterial in the first three months of 2022.
Net cash provided by financing activities was $85.7 million in the first three months of 2021, reflecting $150.0 million in proceeds from the Senior Debt, offset by a $65.5 million payment on the Lennar seller financing note.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. Preparation of the financial statements requires management to make several judgments, estimates and assumptions relating to the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We evaluate our significant estimates on an ongoing basis, including, but not limited to, liability for loss and loss adjustment expenses, goodwill, accrued net premiums written from Third-Party Agent referrals, and the Sponsor Covered Shares liability. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 to our annual audited consolidated financial statements. Our critical accounting estimates are described below.
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
The estimates used require considerable judgment and are established as management’s best estimate of future outcomes, however, the amount of IBNR reserves based on these estimates could ultimately prove to be inadequate to cover actual future claims experience. We continually monitor for any events and/or circumstances that arise during the year which may indicate that the assumptions used to record the provision for claims estimate requires reassessment.
Our total loss reserve as of March 31, 2022 amounted to $82.5 million, which we believe, based on historical claims experience and actuarial analyses, is adequate to cover claim losses resulting from pending and future claims for policies issued through March 31, 2022.
A summary of the Company’s loss reserves is as follows:

	March 31, 2022		December 31, 2021
	($ in thousands)
Known title claims	$7,550	9%	$7,578	9%
IBNR title claims	74,484	90%	72,621	90%
Total title claims	$82,034	99%	$80,199	99%
Non-title claims	500	1%	68	1%
Total loss reserves	$82,534	100%	$80,267	100%
We continually review and adjust our reserve estimates to reflect loss experience and any new information that becomes available.
Goodwill
We have significant goodwill on our balance sheet related to acquisitions, as goodwill represents the excess of the acquisition price over the fair value of net assets acquired and liabilities assumed in a business combination. Goodwill is tested and reviewed annually for impairment on October 1 of each year, and between annual tests if events or circumstances arise that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In addition, an interim impairment test may be completed upon a triggering event or when there is a reorganization of reporting structure or disposal of all or a portion of a reporting unit. As of March 31, 2022, we had $111.5 million of goodwill, relating to the North American Title Acquisition, of which $88.1 million and $23.4 million was allocated to our Distribution and Underwriting reporting units, respectively.
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
We conduct our annual goodwill impairment test as of October 1. Based on the last test performed, we determined, after performing a qualitative review of each reporting unit, that the fair value of each reporting unit exceeded its respective carrying value. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. We did not identify any events, changes in circumstances, or triggering events since the performance of our annual goodwill impairment test that would require us to perform an interim goodwill impairment test during the year.
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
We obtained a third-party valuation of the Sponsor Covered Shares as of December 31, 2021 and March 31, 2022 using the Monte Carlo simulation methodology and based upon market inputs regarding stock price, dividend yield, expected term, volatility and risk-free rate. The share price represents the trading price as of each valuation date. The expected dividend yield is zero as we have never declared or paid cash dividends and have no current plans to do so during the expected term. The expected term represents the vesting period, which is 9.3 years. The expected volatility of 60.0% was calculated based on the average of (i) the Doma implied volatility calculated using longest term stock option (ii) the Doma implied warrant volatility using the term of the Public and Private Warrants and (iii) median leverage adjusted (asset) volatility calculated using a set of Guideline Public Companies (“GPCs”). Volatility for the GPCs was calculated over a lookback period of 9.3 years (or longest available data for GPCs whose trading history was shorter than 9.3 years), commensurate with the contractual term of the Sponsor Covered Shares. The risk-free rate utilizes the 10-year U.S. Constant Maturity. Finally, the annual change in control probability is estimated to be 2.0%.
As of March 31, 2022, the Sponsor Covered Shares liability amounted to $1.9 million.
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
The Company’s debt security portfolio is subject to credit risk. For further information on the credit quality of the Company’s investment portfolio at March 31, 2022, see Note 4 to the consolidated financial statements.
The Company also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under our reinsurance programs. For information on our reinsurance programs, see Note 2 to the consolidated financial statements.
Item 4. Controls and Procedures
Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

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
For additional information regarding legal proceedings, see Part I, Item 3. “Legal Proceedings” in our annual report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). See also the information set forth in Note 12 “Legal Matters” contained in Part I, Item 1 “Financial Information” of this Quarterly Report.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in Part I, Item 1A “Risk Factors” in our Annual Report. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report. We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None
Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Promotion of Hasan Rizvi to President of Technology & Operations.
On May 6, 2022, the board of directors of the Company promoted Hasan Rizvi, age 56, an executive officer of the Company, to serve as the Company's President of Technology & Operations.
Mr. Rizvi most recently served the Company's Chief Technology Officer since March 2019. Prior to joining the Company, Mr. Rizvi was a Senior Advisor at Bridge Growth Partners, LLC from December 2017 until September 2019 and the founder and CEO of Qlue, Inc., an enterprise SaaS platform, from September 2014 until May 2017 when Qlue was acquired by ServiceNow, Inc., a software company. He started his career at the computer software company Oracle, Inc., holding various roles including Executive Vice President, Fusion Middleware and Java Products, from July 2012 to November 2013. He received an M.S. in Computer Science from Rutgers University, an M.S. in Engineering Management from Stanford University and completed Harvard Business School’s Advanced Management Program.
In connection with Mr. Rizvi’s new role, he will receive an annual base salary of $400,000, with a target annual cash incentive opportunity equal to 100% of his annual base salary and a target annual long-term incentive opportunity of $3,000,000 (in each case subject to performance and the Company’s discretion). Additionally, in connection with this promotion Mr. Rizvi received a special one-time equity award of 854,700 restricted stock units (“RSUs”) pursuant to the Company’s Omnibus Incentive Plan (the “Plan”). The RSUs are subject to the same terms and conditions applicable to RSUs granted to other senior executives under the Company’s Plan.
Mr. Rizvi has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K, has no arrangement or understanding between him and any other person required to be disclosed pursuant to Item 401(b) of Regulation S-K and has no family relationships required to be disclosed pursuant to Item 401(d) of Regulation S-K.

Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Quarterly Report on Form 10-Q are filed herewith or incorporated by reference herein:

Exhibit	Description
10.1^*	Form of Doma Holdings, Inc.’s 2021 Omnibus Incentive Plan Notice and Agreement of Restricted Stock Unit Award.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_________________
^ Management Contract or Compensatory Plan or Arrangement
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMA HOLDINGS, INC.
By:	/s/ Max Simkoff
	Name:	Max Simkoff
	Date:	May 11, 2022
	Title:	Chief Executive Officer
(Principal Executive Officer)

DOMA HOLDINGS, INC.
By:	/s/ Noaman Ahmad
	Name:	Noaman Ahmad
	Date:	May 11, 2022
	Title:	Chief Financial Officer
(Principal Financial Officer)

DOMA HOLDINGS, INC.
By:	/s/ Mike Smith
	Name:	Mike Smith
	Date:	May 11, 2022
	Title:	Chief Accounting Officer
(Principal Accounting Officer)