Form 10-Q
period 2022-06-30
Doma Holdings, Inc.
filed 2022-08-10
CIK 1722438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The registrant had outstanding 327,013,300 shares of common stock as of August 8, 2022.

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

Part I - Financial Information
Item 1. Financial Statements
Doma Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share information)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$226,339	$379,702
Restricted cash	2,959	4,126
Investments:
Fixed maturities
Held-to-maturity debt securities, at amortized cost (net of allowance for credit losses of $443 at June 30, 2022 and $0 at December 31, 2021)	51,307	67,164
Available-for-sale debt securities, at fair value (amortized cost $49,664 at June 30, 2022 and $0 at December 31, 2021)	49,966	—
Mortgage loans	1,132	2,022
Other long-term investments	325	325
Total investments	$102,730	$69,511
Receivables (net of allowance for credit losses of $1,332 at June 30, 2022 and $1,082 at December 31, 2021)	12,910	15,498
Prepaid expenses, deposits and other assets	9,250	15,692
Lease right-of-use assets	27,979	—
Fixed assets (net of accumulated depreciation of $25,775 at June 30, 2022 and $19,543 at December 31, 2021)	59,474	45,953
Title plants	13,952	13,952
Goodwill	111,487	111,487
Total assets	$567,080	$655,921

Liabilities and stockholders’ equity
Accounts payable	$3,306	$6,930
Accrued expenses and other liabilities	36,487	54,149
Lease liabilities	29,222	—
Senior secured credit agreement, net of debt issuance costs and original issue discount	148,061	141,769
Liability for loss and loss adjustment expenses	84,936	80,267
Warrant liabilities	2,080	16,467
Sponsor Covered Shares liability	709	5,415
Total liabilities	$304,801	$304,997

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Common stock, 0.0001 par value; 2,000,000,000 shares authorized at June 30, 2022; 325,497,629 and 323,347,806 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$33	$33
Additional paid-in capital	563,265	543,070
Accumulated deficit	(301,256)	(192,179)
Accumulated other comprehensive income	237	—
Total stockholders’ equity	$262,279	$350,924
Total liabilities and stockholders’ equity	$567,080	$655,921

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share information)	2022	2021	2022	2021
Revenues:
Net premiums written (1)	$108,926	$109,271	$204,592	$217,263
Escrow, other title-related fees and other	14,366	20,065	30,479	38,640
Investment, dividend and other income	452	650	880	1,879
Total revenues	$123,744	$129,986	$235,951	$257,782

Expenses:
Premiums retained by Third-Party Agents (2)	$74,638	$65,181	$135,240	$135,519
Title examination expense	5,146	5,500	11,127	10,353
Provision for claims	6,310	6,807	10,921	10,055
Personnel costs	73,233	53,954	151,026	97,419
Other operating expenses	23,637	17,181	46,391	31,347
Total operating expenses	$182,964	$148,623	$354,705	$284,693

Loss from operations	$(59,220)	$(18,637)	$(118,754)	$(26,911)

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	5,193	—	19,093	—
Interest expense	(4,489)	(4,451)	(8,696)	(7,810)
Loss before income taxes	$(58,516)	$(23,088)	$(108,357)	$(34,721)

Income tax expense	(136)	(211)	(321)	(336)
Net loss	$(58,652)	$(23,299)	$(108,678)	$(35,057)

Earnings per share:
Net loss per share attributable to stockholders - basic and diluted	$(0.18)	$(0.33)	$(0.34)	$(0.51)
Weighted average shares outstanding common stock - basic and diluted	324,879,934	69,944,477	324,387,981	68,688,288
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).
__________________
(1)Net premiums written includes revenues from a related party of $33.7 million and $27.0 million during the three months ended June 30, 2022 and 2021, respectively. Net premiums written includes revenues from a related party of $61.3 million and $51.6 million during the six months ended June 30, 2022 and 2021, respectively (see Note 11).
(2)Premiums retained by Third-Party Agents includes expenses associated with a related party of $27.2 million and $22.0 million during the three months ended June 30, 2022 and 2021, respectively. Premiums retained by Third-Party Agents includes expenses associated with a related party of $49.6 million and $41.8 million during the six months ended June 30, 2022 and 2021, respectively (see Note 11).

Doma Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Net loss	$(58,652)	$(23,299)	$(108,678)	$(35,057)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale debt securities, net of tax	237	—	237	(179)
Reclassification adjustment for realized gain on sale of available-for-sale debt securities, net of tax	—	—	—	(507)
Comprehensive loss	$(58,415)	$(23,299)	$(108,441)	$(35,743)
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series A-1		Preferred Stock Series A-2		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
(In thousands, except share information)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2021	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	62,832,307	$1	$266,464	$(79,123)	$686	$188,031
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	2,637,441	—	1,267	—	—	1,267
Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	—	—	—	2,289	—	—	2,289
Original issue discount on senior secured credit agreement	—	—	—	—	—	—	—	—	—	—	—	—	18,519	—	—	18,519
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,758)	—	(11,758)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(686)	(686)
Balance, March 31, 2021	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	65,469,748	$1	$288,539	$(90,881)	$—	$197,662

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	535,551	—	109	—	—	109
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,967	—	—	2,967
Exercise of stock warrants	—	—	28,870,387	—	—	—	—	—	—	—	—	—	187	—	—	187
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,299)	—	(23,299)
Balance, June 30, 2021	43,737,586	$1	77,784,293	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	66,005,299	$1	$291,802	$(114,180)	$—	$177,626

	Preferred Stock Series A		Preferred Stock Series A-1		Preferred Stock Series A-2		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Stockholders’ Equity
(In thousands, except share information)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	323,347,806	$33	$543,070	$(192,179)	$—		$350,924
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	957,648	—	(97)	—	—		(97)
Vesting of RSU awards	—	—	—	—	—	—	—	—	—	—	42,800	—	—	—	—		—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	11,579	—	—		11,579
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	(399)	—		(399)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(50,026)	—		(50,026)
Balance, March, 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	324,348,254	$33	$554,552	$(242,604)	$—		$311,981

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	692,511	—	271	—	—		271
Vesting of RSU awards	—	—	—	—	—	—	—	—	—	—	456,864	—	—	—	—		—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	8,442	—	—		8,442
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(58,652)	—		(58,652)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	237		237
Balance, June 30, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	325,497,629	$33	$563,265	$(301,256)	$237	—	$262,279
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(In thousands)	2022	2021
Cash flow from operating activities:
Net loss	$(108,678)	$(35,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - paid in kind	4,960	3,929
Depreciation and amortization	6,983	5,727
Stock-based compensation expense	20,021	5,256
Amortization of debt issuance costs and original issue discount	1,332	899
Provision for credit losses	495	477
Deferred income taxes	229	250
Realized loss (gain) on debt securities	18	(678)
Net unrealized loss on equity securities	—	119
Loss on disposal of fixed assets and title plants	51	8
Amortization of premiums and accretion of discounts on fixed maturity securities	495	506
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(19,093)	—
Change in operating assets and liabilities:
Accounts receivable	1,825	1,142
Prepaid expenses, deposits and other assets	5,413	(11,626)
Lease right-of-use assets and lease liabilities	733	—
Accounts payable	(3,625)	1,387
Accrued expenses and other liabilities	(16,416)	5,346
Liability for loss and loss adjustments expenses	4,669	4,906
Net cash used in operating activities	$(100,588)	$(17,409)
Cash flow from investing activities:
Proceeds from calls and maturities of investments: Held-to-maturity	$16,981	$14,149
Proceeds from sales, calls and maturities of investments: Available-for-sale	—	7,817
Proceeds from sales of investments: Equity securities	—	2,000
Proceeds from sales and principal repayments of investments: Mortgage loans	890	45
Purchases of investments: Held-to-maturity	(2,103)	(33,430)
Purchases of investments: Available-for-sale	(49,640)	—
Proceeds from sales of fixed assets	—	307
Purchases of fixed assets	(20,555)	(10,944)
Proceeds from sale of title plants and dividends from title plants	311	239
Net cash used in investing activities	$(54,116)	$(19,817)

Doma Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(In thousands)	2022	2021
Cash flow from financing activities:
Proceeds from issuance of senior secured credit agreement	$—	$150,000
Payments on loan from a related party	—	(65,532)
Debt issuance costs	—	(579)
Exercise of stock warrants	—	49
Exercise of stock options	174	1,515
Net cash provided by financing activities	$174	$85,453
Net change in cash and cash equivalents and restricted cash	(154,530)	48,227
Cash and cash equivalents and restricted cash at the beginning period	383,828	112,022
Cash and cash equivalents and restricted cash at the end of period	$229,298	$160,249
Supplemental cash flow disclosures:
Cash paid for interest	$3,974	$3,407
Supplemental disclosure of non-cash investing activities:
Unrealized gain (loss) on available-for-sale debt securities	$237	$(179)
Supplemental disclosure of non-cash financing activities:
Issuance of penny warrants related to the senior secured credit agreement	$—	$18,519
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
The accompanying condensed consolidated balance sheet as of June 30, 2022 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, and condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of June 30, 2022 and its results of operations, including its comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes.
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
Title plants
Title plants are carried at cost, with costs incurred to maintain, update and operate title plants expensed as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes the title plants for impairment when events or circumstances indicate that the carrying amount may not be recoverable. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. There were no impairments of title plants for the three and six months ended June 30, 2022 and 2021.
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
Under the Quota Share Treaty, during the period from January 1, 2021 to February 23, 2021 the Company ceded 100% of the written premium on its instantly underwriting policies. Effective February 24, 2021, the Company cedes 25% of the written premium on our instantly underwritten policies.
Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the three and six months ended June 30, 2022 and 2021.
Ceding commission from reinsurance transactions are presented as revenue within the “Escrow, other title-related fees and other” revenue line item in the consolidated statements of operations.
Total premiums ceded in connection with reinsurance are netted against the written premiums in the consolidated statements of operations. Gross premiums written and ceded premiums are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross premiums written	109,506	110,044	206,748	220,655
Ceded premiums	(580)	(773)	(2,156)	(3,392)
Net premiums written	108,926	109,271	204,592	217,263
Percentage of amount assumed to net	99.5%	99.3%	99.0%	98.5%
Income taxes
Our effective tax rate for the six months ended June 30, 2022 and 2021 was (1)% as a result of a full valuation allowance recorded against the deferred tax assets. In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. As of June 30, 2022 and December 31, 2021, the Company carried a valuation allowance against deferred tax assets as management believes it is more likely than not that the benefit of the net deferred tax assets covered by that valuation allowance will not be realized. A net deferred tax liability has been recorded as of June 30, 2022 and December 31, 2021 of $1.9 million and $1.8 million, respectively, and is included in accrued expenses and other liabilities within the accompanying condensed consolidated balance sheets. Management reassesses the realization of the deferred tax assets each reporting period. The Company has approximately $0.2 million of pre-2018 federal net operating losses subject to expiration beginning in 2036. The remainder of the federal net operating losses have no expiration. The Company’s state net operating losses are subject to various expirations, beginning in 2030. The Company’s 2018 through 2020 tax years remain open to federal examinations. The Company’s 2017 through 2020 tax years remain open to state tax examinations. The Company believes that as of June 30, 2022 it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest and penalties accrued as of June 30, 2022.
Leases
The Company determines if a contract contains a lease at inception of the contract. The Company's inventory of leases primarily consists of operating office space and office equipment leases which are recorded as a lease obligation liability and as a lease right-of-use asset on the accompanying condensed consolidated balance sheet. The lease right-of-use asset represents the Company's right to use each underlying asset for the lease term and the lease obligation liability represents the Company's obligation over the lease term. The Company's lease obligation is recorded at the present value of the lease payments based on the term of the lease. The Company applies an incremental borrowing rate of interest as of the effective date of adoption or the lease effective date equivalent to a collateralized borrowing rate with similar terms. The discount rate used to calculate the present value of our future minimum lease payments is based, where appropriate, on the Company's incremental borrowing rate of its current loan and security agreement.
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
Additionally, we manage the exposure to credit risk in our investment portfolio by investing in high quality securities and diversifying our holdings. Our investment portfolio is comprised of corporate debt, certificates of deposit, single-family residential mortgage loans, and U.S. Treasuries.

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
Immediately after giving effect to the Business Combination and the PIPE Investment, there were 321,461,822 shares of common stock outstanding, which excludes the 1,325,664 of Sponsor Covered Shares. The Company is authorized to issue 2,000,000,000 shares of common stock having a par value of $0.0001 per share. Additionally, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share. As of June 30, 2022, there were 325,497,629 and 0 shares of common stock and preferred stock issued and outstanding, respectively, which excludes the 1,325,664 of Sponsor Covered Shares.
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
Immediately after the Closing Date, 20% of the aggregate of our common stock held by certain investors (collectively, the “Sponsor”) became subject to vesting, contingent upon the price of our common stock exceeding certain thresholds. The Sponsor Covered Shares will vest in two tranches: (i) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date, and (ii) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $17.50 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date. The Sponsor is also entitled to the Sponsor Covered Shares if a covered strategic transaction or change in control, as defined by the sponsor support agreement dated as of March 2, 2021 (the “Sponsor Support Agreement”) by and among the sponsors named thereto, Capitol and Old Doma, occurs prior to the ten (10)-year anniversary of the Closing Date. As of June 30, 2022, the Sponsor Covered Shares were legally outstanding; however, since none of the conditions were met, no related shares are included in the Company's condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity or for the purposes of calculating earnings per share.

Also following the Closing Date, the Sellers have the contingent right to receive up to an additional number of shares equal to 5% of the sum of (i) the aggregate number of outstanding shares of our common stock (including restricted common stock, but excluding Sponsor Covered Shares), plus (ii) the maximum number of shares underlying our options that are vested and the maximum number of shares underlying warrants to purchase shares of Doma common stock issued as replacement warrants for Old Doma warrants, in each case of these clauses (i) and (ii), as of immediately following the Closing Date (the “Seller Earnout Shares”). The Seller Earnout Shares are contingently issuable to the Sellers in two tranches: (i) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date, and (ii) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $17.50 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date. Since none of the conditions of the Seller Earnout Shares were met as of June 30, 2022, no related shares are included in the Company’s condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity as of June 30, 2022 or for purposes of calculating earnings per share.

Unless the context otherwise requires or otherwise indicates, share counts of Doma common stock provided in this Quarterly Report exclude both the Sponsor Covered Shares and the Seller Earnout Shares.

4.  Investments and fair value measurements
Held-to-maturity debt securities
The cost basis, fair values and gross unrealized gains and losses of our held-to-maturity debt securities are as follows:

	June 30, 2022				December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities(1)	$45,276	$6	$(2,386)	$42,896	$62,078	$459	$(207)	$62,330
U.S. Treasury securities	6,237	—	(127)	6,110	4,849	—	(16)	4,833
Certificates of deposit	237	—	—	237	237	—	—	237
Total	$51,750	$6	$(2,513)	$49,243	$67,164	$459	$(223)	$67,400
_______________
(1)Includes both U.S. and foreign corporate debt securities.
The cost basis of held-to-maturity debt securities includes an adjustment for the amortization of premium or discount since the date of purchase. Held-to-maturity debt securities valued at approximately $4.4 million and $4.2 million were on deposit with various governmental authorities at June 30, 2022 and December 31, 2021, respectively, as required by law.
The change in net unrealized gains and losses on held-to-maturity debt securities for the six months ended June 30, 2022 and 2021 was $(2.7) million and $(0.1) million, respectively.

Net realized gains of held-to-maturity debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.
The following table presents certain information regarding contractual maturities of our held-to-maturity debt securities:

Maturity	June 30, 2022
	Amortized Cost	% of Total	Fair Value	% of Total
One year or less	$26,784	52%	$26,478	54%
After one year through five years	24,966	48%	22,765	46%
Total	$51,750	100%	$49,243	100%
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
Net unrealized losses on held-to-maturity debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	June 30, 2022			December 31, 2021
	Corporate debt securities	U.S. Treasury securities	Total	Corporate debt securities	U.S. Treasury securities	Total
Less than 12 months
Fair value	$37,914	$6,110	$44,024	$18,309	$4,667	$22,976
Unrealized losses	$(2,270)	$(127)	$(2,397)	$(192)	$(16)	$(208)
Greater than 12 months
Fair value	$1,467	$—	$1,467	$605	$—	$605
Unrealized losses	$(116)	$—	$(116)	$(15)	$—	$(15)
Total
Fair value	$39,381	$6,110	$45,491	$18,914	$4,667	$23,581
Unrealized losses	$(2,386)	$(127)	$(2,513)	$(207)	$(16)	$(223)
We believe that any unrealized losses on our held-to-maturity debt securities at June 30, 2022 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
Under the CECL model, the Company recognizes credit losses for its held-to-maturity debt securities by setting up an allowance which is remeasured each reporting period, with changes in the allowance recorded in the condensed consolidated statements of operations. The Company establishes an allowance for credit losses based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as credit agency ratings and payment and default history. As of June 30, 2022, credit agency ratings on our U.S. Treasury and corporate debt securities ranged from AAA through B1.

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

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2022	$399
Current-period provision for expected credit losses	44
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for credit losses, June 30, 2022	$443
The current-period provision for expected credit losses is due to changes in portfolio composition, the maturity of certain securities, and changes in the credit ratings of certain securities.
Available-for-sale debt securities
The cost basis, fair values and gross unrealized gains and losses of our available-for-sale debt securities are as follows:

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities(1)	$19,852	$106	$(2)	$19,956
U.S. Treasury securities	28,353	185	—	28,538
Foreign government securities	1,459	13	—	1,472
Total	$49,664	$304	$(2)	$49,966
_______________
(1)Includes both U.S. and foreign corporate debt securities.
The Company had no available-for-sale securities or related unrealized gain or loss as of December 31, 2021.
The cost basis of available-for-sale debt securities includes an adjustment for the amortization of premium or discount since the date of purchase.
The change in net unrealized gains on available-for-sale debt securities for the three and six months ended June 30, 2022 was $0.3 million. The change in net unrealized gains on available-for-sale debt securities for the six months ended June 30, 2021 was $(0.9) million, respectively. The Company disposed all available-for-sale debt securities in the three months ended March 31, 2021 and therefore had no unrealized gain or loss as of June 30, 2021 and no change in net unrealized gains on available-for-sale debt securities for the three months ended June 30, 2021. Any unrealized holding gains or losses on available-for-sale debt securities as of June 30, 2022 are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ equity, net of tax, until realized.
The following table reflects the composition of net realized gains or losses for the sales of the available-for-sale securities:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Realized gains (losses):
Available-for-sale debt securities:
Gains	$—	$—	$—	$768
Losses	—	—	—	(90)
Net	$—	$—	$—	$678

Proceeds from sales	$—	$—	$—	$7,817
Net realized gains on disposition of available-for-sale debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.
The following table presents certain information regarding contractual maturities of our available-for-sale debt securities:

Maturity	June 30, 2022
	Amortized Cost	% of Total	Fair Value	% of Total
One year or less	$—	—%	$—	—%
After one year through five years	49,664	100%	49,966	100%
Total	$49,664	100%	$49,966	100%
There were no available-for-sale debt securities with contractual maturities after five years. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Net unrealized losses on available-for-sale debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	June 30, 2022		December 31, 2021
	Corporate debt securities	Total	Corporate debt securities	Total
Less than 12 months
Fair value	$1,466	$1,466	$—	$—
Unrealized losses	$(2)	$(2)	$—	$—
Greater than 12 months
Fair value	$—	$—	$—	$—
Unrealized losses	$—	$—	$—	$—
Total
Fair value	$1,466	$1,466	$—	$—
Unrealized losses	$(2)	$(2)	$—	$—
We believe that any unrealized losses on our available-for-sale debt securities at June 30, 2022 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
As of June 30, 2022, the Company did not have an allowance for credit losses for available-for-sale debt securities.
Equity securities
The Company disposed of all equity securities in the three months ended March 31, 2021.
Mortgage loans
The mortgage loan portfolio as of June 30, 2022 is comprised entirely of single-family residential mortgage loans. During the six months ended June 30, 2022, the Company did not purchase any new mortgage loans.
Mortgage loans, which include contractual terms to maturity of thirty years, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.
The cost and estimated fair value of mortgage loans are as follows:

	June 30, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Mortgage loans	$1,132	$1,132	$2,022	$2,022
Total	$1,132	$1,132	$2,022	$2,022
Investment income
Investment income from securities consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Available-for-sale debt securities	$63	$—	$63	$773
Held-to-maturity debt securities	358	570	746	964
Equity investments	—	—	—	(89)
Mortgage loans	18	45	40	91
Other	6	1	125	61
Total	$445	$616	$974	$1,800
Accrued interest receivable
Accrued interest receivable from investments is included in receivables, net in the condensed consolidated balance sheets. The following table reflects the composition of accrued interest receivable for investments:

	June 30, 2022	December 31, 2021
Corporate debt securities	$746	$874
U.S. Treasury securities	169	12
Foreign government securities	5	—
Accrued interest receivable on investment securities	$920	$886
Mortgage loans	6	13
Accrued interest receivable on investments	$926	$899
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
The following table summarizes the Company’s investments measured at fair value. The Company’s available-for-sale securities in the following table are recorded at fair value on the accompanying condensed consolidated balance sheets.

	Assets
	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Held-to-maturity:
Corporate debt securities	$—	$42,896	$—	$42,896	$—	$62,330	$—	$62,330
U.S. Treasury securities	6,110	—	—	6,110	4,833	—	—	4,833
Certificate of deposits	—	237	—	237	—	237	—	237
Total held-to-maturity debt securities	$6,110	$43,133	$—	$49,243	$4,833	$62,567	$—	$67,400

Available-for-sale:
Corporate debt securities	$—	$19,956	$—	$19,956	$—	$—	$—	$—
U.S. Treasury securities	28,538	—	—	28,538	—	—	—	—
Foreign government securities	—	1,472	—	1,472	—	—	—	—
Total available-for-sale debt securities	$28,538	$21,428	$—	$49,966	$—	$—	$—	$—

Mortgage loans	$—	$—	$1,132	$1,132	$—	$—	$2,022	$2,022

Total	$34,648	$64,561	$1,132	$100,341	$4,833	$62,567	$2,022	$69,422
The Company classifies U.S. Treasury bonds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Corporate debt securities and certificates of deposit are classified within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may be actively traded. The Company classifies mortgage loans as Level 3 due to the reliance on significant unobservable valuation inputs.
The Company’s liabilities in the following table are recorded at fair value on the accompanying condensed consolidated balance sheets. The following table summarizes the Company’s liabilities measured at fair value:

	Liabilities
	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Public Warrants	$1,380	$—	$—	$1,380	$10,925	$—	$—	$10,925
Private Placement Warrants	—	700	—	700	—	5,542	—	5,542
Sponsor Covered Shares	—	—	709	709	—	—	5,415	5,415
Total	$1,380	$700	$709	$2,789	$10,925	$5,542	$5,415	$21,882
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
The fair value of the Sponsor Covered Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential stock price outcomes on a daily basis over the original 10-year vesting period. The unobservable significant inputs to the valuation model were as follows:

June 30, 2022
Current stock price	$1.03
Expected volatility	60.0%
Risk-free interest rate	3.01%
Current expected term	9.1
Expected dividend yield	—%
Annual change in control probability	2.0%
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

Sponsor Covered Shares
Fair value as of December 31, 2021	$5,415
Change in fair value of Sponsor Covered Shares	(4,706)
Fair value as of June 30, 2022	$709
There were no transfers of assets or liabilities between Level 1 and Level 2 during the three or six months ended June 30, 2022 and the year ended December 31, 2021. There were no transfers involving Level 3 assets or liabilities during the three or six months ended June 30, 2022 and the year ended December 31, 2021.
Cash and cash equivalents, restricted cash, receivables, prepaid expenses and other assets, accounts payable, and accrued expenses and other liabilities approximate fair value and are therefore excluded from the leveling table above. The cost basis is determined to approximate fair value due to the short term duration of these financial instruments.

5.  Revenue recognition
Disaggregation of revenue
Our revenue consists of:

			Three months ended June 30,		Six months ended June 30,
			2022	2021	2022	2021
Revenue Stream	Statements of Operations Classification	Segment	Total Revenue
Revenue from insurance contracts:
Direct Agents title insurance premiums	Net premiums written	Underwriting	$19,328	$31,281	$41,741	$55,854
Direct Agents title insurance premiums	Net premiums written	Elimination	—	(110)	—	(880)
Third-Party Agent title insurance premiums	Net premiums written	Underwriting	89,598	78,100	162,851	162,289
Total revenue from insurance contracts			$108,926	$109,271	$204,592	$217,263
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Distribution	$10,537	$15,755	$22,368	$29,135
Other title-related fees and income	Escrow, title-related and other fees	Distribution	19,476	30,533	41,925	54,798
Other title-related fees and income	Escrow, title-related and other fees	Underwriting	535	389	1,338	1,798
Other title-related fees and income	Escrow, title-related and other fees	Elimination(1)	(16,182)	(26,612)	(35,152)	(47,091)
Total revenue from contracts with customers			$14,366	$20,065	$30,479	$38,640
Other revenue:
Interest and investment income (2)	Investment, dividend and other income	Distribution	$34	$37	$75	$87
Interest and investment income (2)	Investment, dividend and other income	Underwriting	508	540	917	991
Realized gains and losses, net	Investment, dividend and other income	Distribution	(67)	—	(94)	(4)
Realized gains and losses, net	Investment, dividend and other income	Underwriting	(23)	73	(18)	805
Total other revenues			$452	$650	$880	$1,879
Total revenues			$123,744	$129,986	$235,951	$257,782
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

6.  Liability for loss and loss adjustment expenses
A summary of the changes in the liability for loss and loss adjustment expenses for the six months ending June 30, 2022 and 2021 is as follows:

	June 30,
	2022	2021
Balance at the beginning of the year	$80,267	$69,800

Provision for claims related to:
Current year	$13,025	$14,516
Prior years	(2,104)	(4,461)
Total provision for claims	$10,921	$10,055

Paid losses related to:
Current year	$(1,608)	$(1,554)
Prior years	(4,644)	(3,595)
Total paid losses	$(6,252)	$(5,149)

Balance at the end of the period	$84,936	$74,706

Provision for claims as a percentage of net written premiums	5.3%	4.6%
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
For the six months ended June 30, 2022, the prior year’s provision for claims release of $2.1 million is due to reported loss emergence which was lower than expected. Historically, this favorable loss experience has resulted in a decrease in the projection of ultimate loss for past policy years. Most recently, our favorable loss experience resulted in a decrease in the projection of ultimate loss for policy years 2018, 2020, and 2021. For the six months ended June 30, 2021, the provision for claims reserve release related to prior years of $4.5 million is due to reported loss emergence which was lower than expected. This has resulted in a decrease in the projection of ultimate loss for policy years 2017-2020. The actuarial assumptions underlying the Company’s selected ultimate loss estimates place more consideration on title insurance industry benchmarks for more recent policy years. These title insurance benchmarks are based on industry long-term average loss ratios. As the Company’s claims experience matures, we refine those estimates to put more consideration to the Company’s actual claims experience. For the six months ended June 30, 2022 and 2021, the Company’s actual claims experience reflects lower loss ratios than industry benchmarks from a current positive underwriting cycle and resulted in the favorable development.
The liability for loss and loss adjustment expenses of $84.9 million and $80.3 million, as of June 30, 2022 and December 31, 2021, respectively, includes $0.1 million and $0.1 million, respectively, of reserves for the settlement of claims which the Company has deemed to be directly related to its escrow or agent related activities. The reserves for the settlement of claims related to escrow or agent related activities are not actuarially determined.
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
•Distribution: Our Distribution segment reflects our Direct Agents operations of acquiring customer orders and providing title and escrow services for real estate closing transactions. We acquire customers through our partnerships with realtors, attorneys and non-centralized loan originators via a 111-branch footprint across ten states as of June 30, 2022 (“Local”) and our partnerships with national lenders and mortgage originators that maintain centralized lending operations representing our Doma Enterprise accounts (“Doma Enterprise”).
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
The following table summarizes the operating results of the Company’s reportable segments:

	Three months ended June 30, 2022
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$108,926	$—	$108,926
Escrow, other title-related fees and other (1)	30,013	535	(16,182)	14,366
Investment, dividend and other income	(33)	485	—	452
Total revenue	$29,980	$109,946	$(16,182)	$123,744

Premiums retained by agents (2)	$—	$90,820	$(16,182)	$74,638
Direct labor (3)	21,091	2,799	—	23,890
Other direct costs (4)	5,374	2,642	—	8,016
Provision for claims	1,257	5,053	—	6,310
Adjusted gross profit	$2,258	$8,632	$—	$10,890

	Six months ended June 30, 2022
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$204,592	$—	$204,592
Escrow, other title-related fees and other (1)	64,293	1,338	(35,152)	30,479
Investment, dividend and other income	(19)	899	—	880
Total revenue	$64,274	$206,829	$(35,152)	$235,951

Premiums retained by agents (2)	$—	$170,392	$(35,152)	$135,240
Direct labor (3)	46,644	5,044	—	51,688
Other direct costs (4)	11,433	5,409	—	16,842
Provision for claims	1,856	9,065	—	10,921
Adjusted gross profit	$4,341	$16,919	$—	$21,260

	Three months ended June 30, 2021
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$109,381	$(110)	$109,271
Escrow, other title-related fees and other (1)	46,288	389	(26,612)	20,065
Investment, dividend and other income	37	613	—	650
Total revenue	$46,325	$110,383	$(26,722)	$129,986

Premiums retained by agents (2)	$—	$91,903	$(26,722)	$65,181
Direct labor (3)	18,986	1,916	—	20,902
Other direct costs (4)	5,881	1,680	—	7,561
Provision for claims	(25)	6,832	—	6,807
Adjusted gross profit	$21,483	$8,052	$—	$29,535

	Six months ended June 30, 2021
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$218,143	$(880)	$217,263
Escrow, other title-related fees and other (1)	83,933	1,798	(47,091)	38,640
Investment, dividend and other income	83	1,796	—	1,879
Total revenue	$84,016	$221,737	$(47,971)	$257,782

Premiums retained by agents (2)	$—	$183,490	$(47,971)	$135,519
Direct labor (3)	35,093	3,788	—	38,881
Other direct costs (4)	11,197	3,473	—	14,670
Provision for claims	534	9,521	—	10,055
Adjusted gross profit	$37,192	$21,465	$—	$58,657
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
(3)Includes all compensation costs, including salaries, bonuses, incentive payments, and benefits, for personnel involved in the direct fulfillment of title and/or escrow services. Direct labor excludes severance costs.
(4)Includes title examination expense, office supplies, and premium and other taxes.

The following table provides a reconciliation of the Company’s total reportable segments’ adjusted gross profit to its total loss before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Adjusted gross profit	$10,890	$29,535	$21,260	$58,657
Depreciation and amortization	3,747	3,021	6,983	5,727
Corporate and other expenses (1)	66,363	45,151	133,031	79,841
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(5,193)	—	(19,093)	—
Interest expense	4,489	4,451	8,696	7,810
Loss before income taxes	$(58,516)	$(23,088)	$(108,357)	$(34,721)
_________________
(1)Includes corporate and other costs not allocated to segments including corporate support function costs, such as legal, finance, human resources, technology support and certain other indirect operating expenses, such as sales and management payroll, and incentive related expenses.
As of June 30, 2022 and December 31, 2021 the Distribution segment had allocated goodwill of $88.1 million and the Underwriting segment had allocated goodwill of $23.4 million. There were no additions from acquisitions, impairments, or adjustments to goodwill resulting from prior year acquisitions in either segment for the three and six months ended June 30, 2022 and 2021.
8.  Debt
Senior secured credit agreement
On December 31, 2020, Old Doma executed a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”), providing for a $150.0 million senior secured term loan (“Senior Debt”) that was funded by the lenders, which are affiliates of HSCM, on January 29, 2021 (“Funding Date”). The Senior Debt matures five years from the Funding Date. Under the agreement, the Senior Debt will bear interest of 11.25% per annum, 5.0% of which will be paid on a current cash basis and the remainder to accrue and be added to the outstanding principal balance. Interest shall be compounded quarterly. If at any time Old Doma (now known as States Title) is in an event of default under the Senior Debt, outstanding amounts shall bear interest at the default interest rate of 15.00%. Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 4.2 million shares of our common stock. The Senior Debt is secured by a first-priority pledge and security interest in substantially all of the assets (tangible and intangible) of our wholly owned subsidiary States Title (which represent substantially all of our assets) and any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). States Title is subject to customary affirmative, negative and financial covenants, including, among other things, minimum liquidity of $20.0 million (as of the last day of any month), minimum consolidated annual revenue of $130.0 million, limits on the incurrence of indebtedness, restrictions on asset sales outside the ordinary course of business and material acquisitions, limitations on dividends and other restricted payments. States Title was in compliance with the Senior Debt covenants as of June 30, 2022. The Senior Debt also includes customary events of default for facilities of this type and provides that, if an event of default occurs and is continuing, the Senior Debt will amortize requiring regular payments on a straight-line basis over the subsequent 24-month calendar period, but not to extend beyond the maturity date.
The estimated fair value of the Senior Debt at June 30, 2022 was $160.1 million. No active or observable market exists for the Senior Debt and, as a result, this is a Level 3 fair value measurement. Therefore, the estimated fair value of the Senior Debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.

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
The Company issues restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) under the Omnibus Incentive Plan. The RSUs are subject to time-based vesting, generally with a majority of the RSUs vesting 25% on the first anniversary of the award date and ratably thereafter for twelve quarters, such that the RSUs will be fully vested on the fourth anniversary of their award date. Eligible participants in the PRSUs will receive a number of earned shares based on Company financial results during the performance period, as established by the Company’s board of directors. Earned shares for the PRSUs will fully vest once the continuous employment service condition is met after the performance period. The RSUs and PRSUs are measured at fair market value on the grant date and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital.
In June 2022, the Company issued stock awards to its Chief Executive Officer under the Omnibus Incentive Plan that vest upon the satisfaction of a time-based service condition and a market condition (“market-based awards”). Both the service and the market condition must be satisfied for the award to vest. The market condition of the awards is based on the 90-day volume weighted average price of the common stock of the Company reaching a price hurdle of $5.00, $7.50, and $10.00 during a performance period of 4 years. The maximum number of shares that can be earned under the market-based awards is 2,435,325 shares, with one-third of the total award allocated to each identified average price threshold. The time-based service condition in the market-based awards is satisfied quarterly over sixteen quarters of continuous employment, such that the service condition included in the market-based awards will be fully satisfied on the fourth anniversary of their award date. The Company recognizes compensation expense related to the market-based awards using the accelerated attribution method over the requisite service period.
For the three months ended June 30, 2022, a decrease in stock-based compensation expense of $3.0 million was recognized due to changes in the estimated probability of the financial metrics associated with certain PRSUs. Stock-based compensation expense for the three months ended June 30, 2022 and 2021 was $8.3 million and $3.7 million, respectively. Stock-based compensation expense for the six months ended June 30, 2022 and 2021 was $19.7 million and $6.0 million, respectively.
Stock options (ISO and NSO)
During the six months ended June 30, 2022, the Company had the following stock option activity:

	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value ($)

Outstanding as of December 31, 2021	24,255,204	$0.51	7.91	$109,061
Granted	—	—	0
Exercised	(1,605,887)	0.57	4.96
Cancelled or forfeited	(2,016,930)	0.56	2.03
Outstanding as of June 30, 2022	20,632,387	$0.59	7.05	$9,142

Options exercisable as of June 30, 2022	12,671,918	$0.53	6.55	$6,276

As of June 30, 2022, there was $19.9 million of stock-based compensation expense that had yet to be recognized related to nonvested stock option grants.
RSAs, RSUs and PRSUs
During the six months ended June 30, 2022, the Company had the following non-vested RSA, RSU and PRSU activity:

	Number of RSAs, RSUs and PRSUs	Average Grant Date Fair Value ($)
Non-vested at December 31, 2021	18,579,930	$6.11
Granted	33,402,323	2.04
Vested	(778,534)	4.76
Adjustment for PRSUs expected to vest	(2,124,499)	6.86
Cancelled or Forfeited	(5,787,585)	4.27
Non-vested at June 30, 2022	43,291,635	$3.21
As of June 30, 2022, there was $118.8 million of stock-based compensation expense that had yet to be recognized related to nonvested RSAs, RSUs and PRSUs.
Market-based awards
The market-based awards were measured at fair market value on the grant date, and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. The fair value of the market-based awards was determined using a Monte Carlo simulation valuation model using a distribution of potential stock price outcomes on a daily basis over the original 4-year vesting period. The unobservable significant inputs to the valuation model were as follows:

June 30, 2022
Current stock price	$0.92
Expected volatility	75.0%
Risk-free interest rate	3.14%
Current expected term	3.9
Expected dividend yield	—%
During the six months ended June 30, 2022, the Company had the following non-vested market-based award activity:

	Number of Market-based awards	Average Grant Date Fair Value ($)
Non-vested at December 31, 2021	—	$—
Granted	2,435,325	0.32
Vested	—	—
Cancelled or Forfeited	—	—
Non-vested at June 30, 2022	2,435,325	$0.32
As of June 30, 2022, there was $0.8 million of stock-based compensation expense that had yet to be recognized related to nonvested market-based awards.

10.  Earnings per share
The calculation of the basic and diluted EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to Doma Holdings, Inc.	$(58,652)	$(23,299)	$(108,678)	$(35,057)

Denominator
Weighted-average common shares – basic and diluted	324,879,934	69,944,477	324,387,981	68,688,288

Net loss per share attributable to stockholders
Basic and diluted	$(0.18)	$(0.33)	$(0.34)	$(0.51)
As we have reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock and contingently issuable shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the contingent criteria has not been satisfied and/or including them would have been antidilutive:

	As of June 30,
	2022	2021
Old Doma preferred stock	—	212,029,525
Outstanding stock options	20,632,387	27,241,417
Warrants for common and preferred stock	18,022,750	5,026,488
RSA’s, RSU’s and PRSU’s	43,291,635	1,121,665
Market-based awards	2,435,325	—
Sponsor Covered Shares and Seller Earnout Shares	17,826,268	—
Total antidilutive securities	102,208,365	245,419,095

11.  Related party transactions
Equity held by Lennar
In connection with the North American Title Acquisition, subsidiaries of Lennar were granted equity in the Company. As of June 30, 2022, Lennar, through its subsidiaries, held 25.3% of the Company on a fully diluted basis.
Transactions with Lennar
In the routine course of its business, Doma Title Insurance, Inc. (“DTI”) underwrites title insurance policies for a subsidiary of Lennar. The Company recorded the following revenues and premiums retained by Third-Party Agents from these transactions, which are included within our Underwriting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$33,663	$27,032	$61,331	$51,627
Premiums retained by Third-Party Agents	27,150	21,950	49,610	41,834

	June 30, 2022	December 31, 2021
Net receivables	$3,960	$3,883
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
Commitments and other contingencies
The Company also administers escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. These escrow deposits amounted to $168.2 million and $204.8 million at June 30, 2022 and December 31, 2021, respectively. Such deposits are not reflected in the condensed consolidated balance sheets, but the Company could be contingently liable for them under certain circumstances (for example, if the Company disposes of escrowed assets). Such contingent liabilities have not materially impacted the results of operations or financial condition to date and are not expected to do so in the future.
See Note 17 in our condensed consolidated financial statements for information on our operating lease obligations.
13.  Accrued expenses and other liabilities
Accrued expenses and other liabilities include the following:

	June 30, 2022	December 31, 2021
Employee compensation and benefits	$23,990	$32,756
Other	12,497	21,393
Total accrued expenses and other liabilities	$36,487	$54,149
14.  Employee benefit plan
The Company sponsors a defined contribution 401(k) plan for its employees (the “Retirement Savings Plan”). The Retirement Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. All full-time employees age 18+ are eligible to enroll in the the Retirement Savings Plan on their first day of employment. Company matching contributions begin upon employee enrollment in the Retirement Savings Plan. Prior to January 1, 2022, the Company provided an employer match up to 50% of the first 6% of elective contributions, and there were no matching contributions in excess of 3% of compensation. Effective January 1, 2022, the Company provides an employer match up to 100% on the first 1% of elective contributions and 50% on the next 5% of elective contributions. The maximum matching contribution is 3.5% of compensation.
For the three months ended June 30, 2022 and 2021, the Company made contributions for the benefit of employees of $1.1 million and $0.6 million, respectively, to the Retirement Savings Plan. For the six months ended June 30, 2022 and 2021, the Company made contributions for the benefit of employees of $2.3 million and $1.3 million to the Retirement Savings Plan.
15.  Research and development
For the three and six months ended June 30, 2022 and 2021, the Company recorded the following related to research and development expenses and capitalized internally developed software costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses incurred	$5,485	$3,132	$11,088	$5,459
Capitalized internally developed software costs	8,858	4,677	17,210	8,810
Research and development spend, inclusive of capitalized internally developed software cost	$14,343	$7,809	$28,298	$14,269
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
On September 3, 2021, the Company filed a Registration Statement on Form S-1 (No. 333-258942), as amended, with the SEC (which was declared effective on September 8, 2021; and the Company subsequently filed a post-effective amendment thereto, which was declared effective on March 30, 2022), which related to, among other things, the issuance of an aggregate of up to 17,333,333 shares of common stock issuable upon the exercise of the Warrants. As of June 30, 2022, the aggregate values of the Public and Private Warrants were $1.4 million and $0.7 million, respectively, representing Warrants outstanding to purchase 11,500,000 shares and 5,833,333 shares, respectively, of our common stock. As of December 31, 2021, the aggregate values of the Public and Private Warrants were $10.9 million and $5.5 million, respectively, representing Warrants outstanding to purchase 11,500,000 shares and 5,833,333 shares, respectively, of our common stock. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrants and Sponsor Covered Shares liabilities in the condensed consolidated statements of operations.
17. Leases
The Company has operating leases consisting of office space and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of June 30, 2022, we have leases with remaining terms of 1 month to 7.3 years, some of which may include no options for renewal and others with options to extend the lease terms from 1 year to 5 years. The components of our operating leases were as follows:

Six months ended June 30, 2022
Components of lease expense:
Operating lease expense	$6,021
Less sublease income	(161)
Net lease expense	5,860

Cash flow information related to leases:
Operating cash outflow from operating leases during the six months ended June 30, 2022	$5,384

June 30, 2022
Right-of-use assets obtained during the six months ended June 30, 2022 in exchange for new operating lease liabilities	$7,961
Weighted average remaining lease term	4.41 years
Weighted average discount rate	10%

Maturities of lease liabilities:	June 30, 2022
2022	$4,797
2023	9,046
2024	7,758
2025	5,735
2026	4,548
Thereafter	4,391
Total lease payments	36,275
Less imputed interest	(7,053)
Lease liabilities	$29,222
18.  Subsequent events
In the third quarter 2022, the Company committed to an additional workforce reduction plan (the “Additional Reduction Plan”) to improve cost efficiency and align with strategic investments in the Doma Intelligence platform.
The Additional Reduction Plan includes the elimination of approximately 251 positions across the Company, or approximately 13% of the Company’s current workforce. The Company estimates that it will incur approximately $2.6 million in charges in connection with the Additional Reduction Plan, including cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs offset by forfeitures of bonus and stock-based compensation. The Company expects the execution of the Additional Reduction Plan, including cash payments, will be substantially complete in the third quarter of 2022.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Doma should be read together with the unaudited condensed consolidated financial statements as of June 30, 2022 and 2021 and for the three and six months ended June 30, 2022 and 2021, together with the related notes thereto, contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as the audited consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019, together with related notes thereto, contained in our annual report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties and should be read in conjunction with the disclosures and information contained in “Cautionary Note Regarding Forward-Looking Statements” in the Annual Report. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A “Risk Factors” or in other parts of the Annual Report. Certain amounts may not foot due to rounding. All forward-looking statements in this Quarterly Report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

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

•Local Markets (“Local”) – we target partnerships with realtors, attorneys and non-centralized loan originators via a 111-branch footprint across ten states as of June 30, 2022. For the quarter ended June 30, 2022, approximately 90% of our lender and owner policies from our Local channel were underwritten by Doma, while the remaining share was underwritten by third-party underwriters.
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
Impact of COVID-19 and Related Macroeconomic Trends
COVID-19 has resulted in significant macroeconomic impacts, market disruptions, and volatility in the real estate market. The on-going macroeconomic trends impacting the residential real estate market include a shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, inflation, disrupted labor markets and geopolitical uncertainties associated with the war in Ukraine.
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
Through the first half of 2022, to combat inflation, the Federal Reserve has raised the benchmark interest rate by a total of 150 basis points, including a 75 basis point raise in June of 2022 which was the largest single increase since 1994. The Federal Reserve again raised the benchmark interest rate in July of 2022 by an additional 75 basis points. Average interest rates for a 30-year fixed rate mortgage rose to 5.5% as of June 2022 as compared to 3.0% for the corresponding period of 2021. As interest rates rise, the outlook on refinance transactions continues to decline.
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
Workforce Reduction
In the second quarter of 2022, the Company executed a workforce reduction (the “Reduction”) to improve cost efficiency and align with strategic investments in the Doma Intelligence platform. The Reduction included the elimination of approximately 15% of the Company’s then current workforce. The Company has incurred $3.8 million in charges in connection with the Reduction, including cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs offset by forfeitures of bonus. In addition, the Company received a benefit from forfeitures of stock-based compensation of $0.5 million. The Company is substantially complete with this reduction as of June 30, 2022.
New York Stock Exchange Notice on Continued Listing Standards
On August 1, 2022, we received notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01C of the NYSE’s Listed Company Manual (“Section 802.01C”) because the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, the Company has a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement. The Company may regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period the common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. If the Company is unable to regain compliance with the $1.00 share price rule within this period, the NYSE will initiate procedures to suspend and delist the common stock. Section 802.01C also provides for an exception to the six-month cure period if the action required to cure the price condition requires stockholder approval, as would be the case to effectuate a reverse stock split, in which case the action needs to be approved by no later than the Company’s next annual stockholder’s meeting, and the price condition will be deemed cured if the price of the common stock promptly exceeds $1.00 per share and the price remains above that level for at least the following 30 trading days.
The Company intends to cure the deficiency within a period permissible under Section 802.01C. However, there can be no assurances that the Company will meet continued listing standards within the specified cure period. We are diligently working to evidence compliance with the minimum price requirement for continued listing on the NYSE. The notification has no immediate effect on the listing of our common stock on the NYSE. We intend to monitor the closing price of our common stock and consider our available options in the event the closing price of our common stock remains below $1.00 per share.

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
The following table presents our key operating and financial indicators, as well as the relevant generally accepted accounting principles (“GAAP”) measures, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except for open and closed order numbers)
Key operating data:
Opened orders	25,231	41,491	60,423	82,575
Closed orders	18,799	31,436	46,146	64,086
GAAP financial data:
Revenue (1)	$123,744	$129,986	$235,951	$257,782
Gross profit (2)	$7,143	$26,514	$14,277	$52,930
Net loss	$(58,652)	$(23,299)	$(108,678)	$(35,057)
Non-GAAP financial data (3):
Retained premiums and fees	$49,106	$64,805	$100,711	$122,263
Adjusted gross profit	$10,890	$29,535	$21,260	$58,657
Ratio of adjusted gross profit to retained premiums and fees	22%	46%	21%	48%
Adjusted EBITDA	$(43,390)	$(11,903)	$(88,295)	$(15,182)
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
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before interest, income taxes and depreciation and amortization, and further adjusted to exclude the impact of stock-based compensation, severance costs, and the change in fair value of Warrant and Sponsor Covered Shares liabilities. See “—Non-GAAP Financial Measures” below for a reconciliation of our adjusted EBITDA to net loss, the most closely comparable GAAP measure and additional information about the limitations of our non-GAAP measures.
We review adjusted EBITDA as an important measure of our recurring and underlying financial performance, and believe it is useful to investors for the same reason.

Key Components of Revenues and Expenses
Revenues
Net premiums written
We generate net premiums by underwriting title insurance policies and recognize premiums in full upon the closing of the underlying transaction. For some of our Third-Party Agents, we also accrue premium revenue for title insurance policies we estimate to have been issued in the current period but reported to us by the Third-Party Agent in a subsequent period. See “—Critical Accounting Policies and Estimates— Accrued net premiums written from Third-Party Agent referrals” below for further explanation of this accrual. For the three and six months ended June 30, 2022 and 2021, the average time lag between the issuing of these policies by our Third-Party Agents and the reporting of these policies or premiums to us has been approximately three months. Net premiums written is inclusive of the portion of premiums retained by Third-Party Agents, which is recorded as an expense, as described below.
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
Investment, dividends and other income
Investment, dividends and other income are mainly generated from our investment portfolio. We primarily invest in fixed income securities, mainly composed of corporate debt obligations, certificates of deposit, U.S. Treasuries and mortgage loans.
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
Personnel costs
Personnel costs include base salaries, employee benefits, bonuses paid to employees, payroll taxes and severance. This expense is primarily driven by the average number of employees and our hiring activities in a given period.
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
Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$108,926	$109,271	$(345)	—%
Escrow, other title-related fees and other	14,366	20,065	(5,699)	(28)%
Investment, dividend and other income	452	650	(198)	(30)%
Total revenues	$123,744	$129,986	$(6,242)	(5)%
Expenses:
Premiums retained by Third-Party Agents	$74,638	$65,181	$9,457	15%
Title examination expense	5,146	5,500	(354)	(6)%
Provision for claims	6,310	6,807	(497)	(7)%
Personnel costs	73,233	53,954	19,279	36%
Other operating expenses	23,637	17,181	6,456	38%
Total operating expenses	$182,964	$148,623	$34,341	23%

Loss from operations	(59,220)	(18,637)	(40,583)	218%

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	5,193	—	5,193	*
Interest expense	(4,489)	(4,451)	(38)	1%
Loss before income taxes	(58,516)	(23,088)	(35,428)	153%

Income tax expense	(136)	(211)	75	(36)%
Net loss	$(58,652)	$(23,299)	$(35,353)	152%

* = Not presented as prior period amount is zero

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$204,592	$217,263	$(12,671)	(6)%
Escrow, other title-related fees and other	30,479	38,640	(8,161)	(21)%
Investment, dividend and other income	880	1,879	(999)	(53)%
Total revenues	$235,951	$257,782	$(21,831)	(8)%
Expenses:
Premiums retained by Third-Party Agents	$135,240	$135,519	$(279)	—%
Title examination expense	11,127	10,353	774	7%
Provision for claims	10,921	10,055	866	9%
Personnel costs	151,026	97,419	53,607	55%
Other operating expenses	46,391	31,347	15,044	48%
Total operating expenses	$354,705	$284,693	$70,012	25%

Loss from operations	(118,754)	(26,911)	(91,843)	341%

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	19,093	—	19,093	*
Interest expense	(8,696)	(7,810)	(886)	11%
Loss before income taxes	(108,357)	(34,721)	(73,636)	212%

Income tax expense	$(321)	$(336)	$15	(4)%
Net loss	$(108,678)	$(35,057)	$(73,621)	210%

* = Not presented as prior period amount is zero
Revenue
Net premiums written. Net premiums written decreased by $0.3 million, or 0%, in the three months ended June 30, 2022 compared to the same period in the prior year, driven by a 38% decrease in premiums from our Direct Agents channel offset by a 15% increase in premiums from our Third-Party Agents channel. Net premiums written decreased by $12.7 million, or 6%, in the six months ended June 30, 2022 compared to the same period in the prior year, driven by a 24% decrease in premiums from our Direct Agents channel and flat premium growth from our Third-Party Agents channel.
For the three and six months ended June 30, 2022, Direct Agents premium decline was driven by closed order decline of 40% and 28%, respectively. For the three month period ended June 30, 2022, the increase in premiums from our Third-Party Agents channel was driven by an overall increase in premiums associated with new home buildings that closed during the period.
Escrow, other title-related fees and other. Escrow, other title-related fees and other decreased $5.7 million, or 28%, in the three months ended June 30, 2022 compared to the same periods in the prior year, driven by the corresponding closed order decline of 40%. The decline in closed order activity was partially offset by higher average escrow fees per direct order of 20% during the same period resulting from a higher mix of purchase orders. Escrow, other title-related fees and other decreased $8.2 million, or 21%, in the six months ended June 30, 2022 compared to the same periods in the prior year, driven by the corresponding closed order decline of 28%. The decline in closed order activity was partially offset by higher average escrow fees per order of 10% during the same period resulting from a higher mix of purchase orders.
Investment, dividend and other income. Investment, dividend and other income decreased $1.0 million or 53% in the six months ended June 30, 2022 compared to the same period in the prior year, primarily due to one-time realized gains on investments from portfolio rebalancing during the six months ended June 30, 2021.
Expenses
Premiums retained by Third-Party Agents. Premiums retained by Third-Party Agents increased by $9.5 million, or 15%, in the three months ended June 30, 2022 and remained flat for the six months ended June 30, 2022 compared to the same periods in the prior year.  These movements were driven principally by premium growth in our Third-Party Agents channel. There was no material change in the average commissions paid to our Third-Party Agents.
Title examination expense. Title examination expense decreased by $0.4 million, or 6%, in the three months ended June 30, 2022 compared to the same period in the prior year, due to the corresponding declines in order volumes. Offsetting these declines was an increase in geography-specific closing costs and fixed expenses incurred to support fulfillment, including software license fees and title plant maintenance expenses. In the six months ended June 30, 2022, title examination expense increased $0.8 million, or 7%, compared to the same periods in the prior year, due to the closing costs and fixed expenses previously described.
Provision for claims. Provision for claims decreased by $0.5 million, or 7%, in the three months ended June 30, 2022 compared to the same period in the prior year primarily due to a reduction in the current period provision for claims accrual percentage used within each respective period. The provision for claims in total, expressed as a percentage of net premiums written, was 5.8% and 6.2% for the three months ended June 30, 2022 and 2021, respectively.
Provision for claims increased by $0.9 million, or 9%, in the six months ended June 30, 2022 compared to the same period in the prior year primarily due to a decrease in reserve releases for claims incurred from prior year business. For the six months ended June 30, 2022 reserve releases related to prior year policies were $2.1 million compared to $4.5 million for the corresponding period in the prior year. This was offset by a reduction in the provision for claims related to the current year due to the corresponding decrease in premiums written. The provision for claims, expressed as a percentage of net premiums written, was 5.3% and 4.6% for the six months ended June 30, 2022 and 2021, respectively. The reported loss emergence on policies issued in prior years was lower than expected.
Personnel costs. Personnel costs increased by $19.3 million, or 36%, in the three months ended June 30, 2022 and by $53.6 million, or 55%, in the six months ended June 30, 2022 compared to the same periods in the prior year, due to investments in direct labor and customer acquisition, investments in research and development, the expansion of our corporate support functions to operate as a public company, and an increase in operations and management staff supporting the Direct Agents channel as the organization invests in driving growth of Doma Intelligence-enabled purchase closings.
Other operating expenses. Other operating expenses increased by $6.5 million, or 38%, in the three months ended June 30, 2022 and by $15.0 million, or 48%, in the six months ended June 30, 2022 compared to the same periods in the prior year, driven by higher corporate support expenses to operate as a public company such as improved operating systems and human resources services, higher expenses to support revenue growth such as hardware and software purchases and travel and entertainment spend, higher amortization expenses related to investments in the development of our Doma Intelligence platform, higher insurance costs, higher occupancy costs and a higher premium tax rate.
Change in fair value of Warrant and Sponsor Covered Shares liabilities. The change in fair value of Warrant and Sponsor Covered Shares liabilities (as defined in Note 2) increased by $5.2 million in the three months ended June 30, 2022 and by $19.1 million in the six months ended June 30, 2022 compared to the same periods in the prior year due to the addition of these liabilities from the Business Combination in the third quarter of 2021.

Interest expense. Interest expense remained flat in the three months ended June 30, 2022 as there was no material change in the debt structure between those periods. Interest expense increased by $0.9 million, or 11%, in the six months ended June 30, 2022 compared to the same period in the prior year, due to a higher amount of debt outstanding, which is a result of the paid in kind interest expense on the $150.0 million Senior Debt facility that was funded during the first quarter of 2021.
Supplemental Segment Results Discussion – Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021
The following table sets forth a summary of the results of operations for our Distribution and Underwriting segments for the years indicated. See “—Basis of Presentation” above.

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Distribution	Underwriting	Eliminations	Consolidated	Distribution	Underwriting	Eliminations	Consolidated
	(in thousands)
Net premiums written	$—	$108,926	$—	$108,926	$—	$109,381	$(110)	$109,271
Escrow, other title-related fees and other (1)	30,013	535	(16,182)	14,366	46,288	389	(26,612)	20,065
Investment, dividend and other income	(33)	485	—	452	37	613	—	650
Total revenue	$29,980	$109,946	$(16,182)	$123,744	$46,325	$110,383	$(26,722)	$129,986
Premiums retained by agents (2)	—	90,820	(16,182)	74,638	—	91,903	(26,722)	65,181
Direct labor (3)	21,091	2,799	—	23,890	18,986	1,916	—	20,902
Other direct costs (4)	5,374	2,642	—	8,016	5,881	1,680	—	7,561
Provision for claims	1,257	5,053	—	6,310	(25)	6,832	—	6,807
Adjusted gross profit (5)	$2,258	$8,632	$—	$10,890	$21,483	$8,052	$—	$29,535

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Distribution	Underwriting	Eliminations	Consolidated	Distribution	Underwriting	Eliminations	Consolidated
	(in thousands)
Net premiums written	$—	$204,592	$—	$204,592	$—	$218,143	$(880)	$217,263
Escrow, other title-related fees and other (1)	64,293	1,338	(35,152)	30,479	83,933	1,798	(47,091)	38,640
Investment, dividend and other income	(19)	899	—	880	83	1,796	—	1,879
Total revenue	$64,274	$206,829	$(35,152)	$235,951	$84,016	$221,737	$(47,971)	$257,782
Premiums retained by agents (2)	—	170,392	(35,152)	135,240	—	183,490	(47,971)	135,519
Direct labor (3)	46,644	5,044	—	51,688	35,093	3,788	—	38,881
Other direct costs (4)	11,433	5,409	—	16,842	11,197	3,473	—	14,670
Provision for claims	1,856	9,065	—	10,921	534	9,521	—	10,055
Adjusted gross profit (5)	$4,341	$16,919	$—	$21,260	$37,192	$21,465	$—	$58,657
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
(3)Includes all compensation costs, including salaries, bonuses, incentive payments, and benefits, for personnel involved in the direct fulfillment of title and/or escrow services. Direct labor excludes severance costs.
(4)Includes title examination expense, office supplies, and premium and other taxes.
(5)See “—Non-GAAP Financial Measures—Adjusted gross profit” below for a reconciliation of consolidated adjusted gross profit, which is a non-GAAP measure, to our gross profit, the most closely comparable GAAP financial measure.
Distribution segment revenue decreased by $16.3 million, or 35%, and $19.7 million, or 23%, for three and six months ended June 30, 2022, respectively, compared to the same period in the prior year driven by the closed order decline discussed above. For the three and six months ended June 30, 2022, higher average escrow revenue per order in both periods offset the decrease in Distribution segment revenue from fewer closed orders.
Underwriting segment revenue decreased by $0.4 million, or 0%, and $14.9 million, or 7%, for the three and six months ended June 30, 2022, respectively, as compared to the same period in the prior year, reflecting the reduction in title policies underwritten from Direct Agents as a result of current market conditions.
Distribution segment adjusted gross profit decreased by $19.2 million, or 89%, and $32.9 million, or 88%, for the three and six months ended June 30, 2022, respectively, compared to the same period in the prior year, driven by closed order decline, a higher mix of Doma Enterprise closed orders, which carry a lower price point as compared to the Local channel, and investments in fulfillment infrastructure to support volume growth and migration of transactions to the Doma Intelligence platform.
Underwriting segment adjusted gross profit increased by $0.6 million, or 7%, during the three months ended June 30, 2022 compared to the same period in the prior year, due to a reduction in the provision for claims in total, expressed as a percentage of net premiums written, for the corresponding periods. Underwriting segment adjusted gross profit decreased by $4.5 million, or 21%, during the six months ended June 30, 2022 compared to the same period in the prior year, reflecting market conditions, a higher mix of premiums from our Third-Party Agent channel resulting in higher premiums retained by agents, a higher premium tax rate, and an increase in provision for title claims expenses.
Supplemental Key Operating and Financial Indicators Results Discussion – Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021
The following table presents our key operating and financial indicators, including our non-GAAP financial measures, for the periods indicated, and the changes between periods. This discussion should be read only as a supplement to the discussion of our GAAP results above. See “—Non-GAAP Financial Measures” below for important information about the non-GAAP financial measures presented below and their reconciliation to the respective most closely comparable GAAP measures.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages and open and closed order numbers)
Opened orders	25,231	41,491	(16,260)	(39)%
Closed orders	18,799	31,436	(12,637)	(40)%

Retained premiums and fees	$49,106	$64,805	$(15,699)	(24)%
Adjusted gross profit	10,890	29,535	(18,645)	(63)%
Ratio of adjusted gross profit to retained premiums and fees	22%	46%	(24) p.p	(52)%
Adjusted EBITDA	$(43,390)	$(11,903)	$(31,487)	265%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages and open and closed order numbers)
Opened orders	60,423	82,575	(22,152)	(27)%
Closed orders	46,146	64,086	(17,940)	(28)%

Retained premiums and fees	$100,711	$122,263	$(21,552)	(18)%
Adjusted gross profit	21,260	58,657	(37,397)	(64)%
Ratio of adjusted gross profit to retained premiums and fees	21%	48%	(27) p.p	(56)%
Adjusted EBITDA	$(88,295)	$(15,182)	$(73,113)	482%

Opened and closed orders
For the three months ending June 30, 2022, we opened 25,231 orders and closed 18,799 orders, a decrease of 39% and 40%, respectively, over the same period in the prior year. For the six months ending June 30, 2022, we opened 60,423 orders and closed 46,146 orders, a decrease of 22,152 and 17,940, respectively, over the same period in the prior year. The decline in both open and closed orders in both periods is due to the rising interest rate environment and shrinking population of refinance-eligible homeowners along with the reduction in home inventories that limit overall home purchase transactions.
Closed orders decreased 19% in our Doma Enterprise channel and decreased by 51% in our Local channel for the three months ended June 30, 2022 as compared to the same period in the prior year due to the contracting refinance market and low home inventories, and further exacerbated by a decline in closed order pull-through rates as prospective transactors were impacted by rapidly rising interest rates. Closed orders increased 11% in our Doma Enterprise channel for the six months ended June 30, 2022 as compared to the same period in the prior year, due to new customer acquisitions, increased wallet share with existing customers, and an expanding geographical footprint. Closed orders decreased by 48% in our Local channel for the six months ended June 30, 2022 as compared to the same period in the prior year due to the contracting refinance market and low home inventories.
Retained premiums and fees
Retained premiums and fees decreased by $15.7 million, or 24%, and $21.6 million, or 18%, during the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year, driven by closed order reductions and title policy declines across the Direct Agent channel. Offsetting this decline was growth from the Third-Party Agent channel as retained premiums net of Third-Party Agent commission increased.
Adjusted gross profit
Adjusted gross profit decreased by $18.6 million, or 63%, and $37.4 million, or 64%, during the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year, due to the corresponding declines in retained premiums and fees in the same periods. Investments in fulfillment infrastructure to support volume growth and migration of transactions to the Doma Intelligence platform contributed to the decrease in adjusted gross profit.
Ratio of adjusted gross profit to retained premiums and fees
The ratio of adjusted gross profit to retained premiums and fees decreased 24 percentage points and 27 percentage points during the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. The decreases are primarily due to higher direct labor expenses of $3.0 million, or 14%, and $12.8 million, or 33%, during the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. The rise in direct labor expenses are the result of hiring fulfillment labor in advance of volume growth and the near-term inefficiencies associated with the migration of transactions to the Doma Intelligence platform. Contributing to the decrease in the ratio during the three and six months ended June 30, 2022 was a higher mix of

Doma Enterprise closed orders, which carry a lower price point as compared to the Local channel, and an increase in the premium tax rate. The increase in the provision for claims as a percentage of net written premium further decreased the ratio of adjusted gross profit to retained premiums and fees during the six month period ended June 30, 2022.
Adjusted EBITDA
Adjusted EBITDA decreased by $31.5 million to negative $43.4 million and by $73.1 million to negative $88.3 million for the three and six months ended June 30, 2022, respectively. The declines in adjusted EBITDA in each period were due to a decrease in retained premium and fees and higher operating costs from investments in corporate support functions to successfully operate as a public company, research and development, and operations and management staff to accelerate growth and transformation of our home purchase product offering on the Doma Intelligence platform.

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
Retained premiums and fees
The following presents our retained premiums and fees and reconciles the measure to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue	$123,744	$129,986	$235,951	$257,782
Minus:
Premiums retained by Third-Party Agents	74,638	65,181	135,240	135,519
Retained premiums and fees	$49,106	$64,805	$100,711	$122,263
Minus:
Direct labor	23,890	20,902	51,688	38,881
Provision for claims	6,310	6,807	10,921	10,055
Depreciation and amortization	3,747	3,021	6,983	5,727
Other direct costs (1)	8,016	7,561	16,842	14,670
Gross Profit	$7,143	$26,514	$14,277	$52,930
__________________
(1)Includes title examination expense, office supplies, and premium and other taxes.

Adjusted gross profit
The following table reconciles our adjusted gross profit to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Gross Profit	$7,143	$26,514	$14,277	$52,930
Adjusted for:
Depreciation and amortization	3,747	3,021	6,983	5,727
Adjusted Gross Profit	$10,890	$29,535	$21,260	$58,657
Adjusted EBITDA
The following table reconciles our adjusted EBITDA to our net loss, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss (GAAP)	$(58,652)	$(23,299)	$(108,678)	$(35,057)
Adjusted for:
Depreciation and amortization	3,747	3,021	6,983	5,727
Interest expense	4,489	4,451	8,696	7,810
Income taxes	136	211	321	336
EBITDA	$(50,280)	$(15,616)	$(92,678)	$(21,184)
Adjusted for:
Stock-based compensation	8,255	3,713	19,648	6,002
Severance costs	3,828	—	3,828	—
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(5,193)	—	(19,093)	—
Adjusted EBITDA	$(43,390)	$(11,903)	$(88,295)	$(15,182)

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
We had $229.3 million in cash and cash equivalents and restricted cash as of June 30, 2022. We believe our operating cash flows, together with our cash on hand and the cash proceeds from the Business Combination and the related private placement, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report.
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
Other commitments and contingencies
Our commitments for leases, excluding any imputed interest, related to our office space and equipment, amounted to $36.3 million as of June 30, 2022 of which $4.8 million is payable in 2022. Refer to Note 17 to our condensed consolidated financial statements for a summary of our future commitments. Our headquarters lease expires in 2024. As of June 30, 2022, we did not have any other material commitments for cash expenditures. We also administer escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. Such deposits are not reflected on our balance sheet, but we could be contingently liable for them under certain circumstances (for example, if we dispose of escrowed assets). Such contingent liabilities have not materially impacted our results of operations or financial condition to date and are not expected to do so in the near term.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(100,588)	$(17,409)
Net cash used in investing activities	(54,116)	(19,817)
Net cash provided by financing activities	174	85,453

Operating activities
In the first six months of 2022, net cash used in operating activities was $100.6 million driven by the net loss of $108.7 million, cash paid for accrued expenses of $16.4 million and non-cash costs relating to the change in the fair value of warrant and Sponsor Covered Shares liabilities of $19.1 million. This was offset by changes in prepaid expenses, deposits and other assets of $5.4 million and the liability for loss and loss adjustments expenses of $4.7 million and non-cash costs including depreciation and amortization of $7.0 million and stock-based compensation expense of $20.0 million.
In the first six months of 2021, net cash used in operating activities was $17.4 million driven by the net loss of $35.1 million and cash paid for prepaid expenses associated with the Business Combination of $11.6 million. This was partially offset by increases of accrued expenses and other liabilities of $5.3 million and the liability for loss and loss adjustment expenses of $4.9 million and non-cash costs including depreciation and amortization of $5.7 million and stock-based compensation expense of $5.3 million.
Investing activities
Our capital expenditures have historically consisted mainly of costs incurred in the development of the Doma Intelligence platform. Our other investing activities generally consist of transactions in fixed maturity investment securities to provide regular interest payments.
In the first six months of 2022, net cash used in investing activities was $54.1 million, and reflected $2.1 million and $49.6 million of purchases of held-to-maturity and available-for-sale fixed maturity securities, respectively, offset by $17.0 million of proceeds from the sale of held-to-maturity investments. Cash paid for fixed assets was $20.6 million in the same period, largely consisting of technology development costs related to the Doma Intelligence platform.
In the first six months of 2021, net cash used in investing activities was $19.8 million, and reflected mainly $24.0 million of proceeds from the sale of investments offset by $33.4 million of purchases of investments. Cash paid for fixed assets was $10.9 million in the same period, largely consisting of technology development costs related to Doma Intelligence.
Financing activities
Net cash provided by financing activities was immaterial in the first six months of 2022.
Net cash provided by financing activities was $85.5 million in the first six months of 2021, reflecting $150.0 million in proceeds from the Senior Debt, offset by a $65.5 million payment on the Lennar seller financing note.
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
Our total loss reserve as of June 30, 2022 amounted to $84.9 million, which we believe, based on historical claims experience and actuarial analyses, is adequate to cover claim losses resulting from pending and future claims for policies issued through June 30, 2022.
A summary of the Company’s loss reserves is as follows:

	June 30, 2022		December 31, 2021
	($ in thousands)
Known title claims	$9,341	11%	$7,578	9%
IBNR title claims	75,474	88%	72,621	90%
Total title claims	$84,815	99%	$80,199	99%
Non-title claims	121	1%	68	1%
Total loss reserves	$84,936	100%	$80,267	100%
We continually review and adjust our reserve estimates to reflect loss experience and any new information that becomes available.
Goodwill
We have significant goodwill on our balance sheet related to acquisitions, as goodwill represents the excess of the acquisition price over the fair value of net assets acquired and liabilities assumed in a business combination. Goodwill is tested and reviewed annually for impairment on October 1 of each year, and between annual tests if events or circumstances arise that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In addition, an interim impairment test may be completed upon a triggering event or when there is a reorganization of reporting structure or disposal of all or a portion of a reporting unit. As of June 30, 2022, we had $111.5 million of goodwill, relating to the North American Title Acquisition, of which $88.1 million and $23.4 million was allocated to our Distribution and Underwriting reporting units, respectively.
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
We conduct our annual goodwill impairment test as of October 1. Based on the last test performed, we determined, after performing a test of each reporting unit, that the fair value of each reporting unit exceeded its respective carrying value. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. We did not identify any events, changes in circumstances, or triggering events since the performance of our annual goodwill impairment test that would require us to perform an interim quantitative goodwill impairment test during the year.
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
We obtained a third-party valuation of the Sponsor Covered Shares as of December 31, 2021 and June 30, 2022 using the Monte Carlo simulation methodology and based upon market inputs regarding stock price, dividend yield, expected term, volatility and risk-free rate. The share price represents the trading price as of each valuation date. The expected dividend yield is zero as we have never declared or paid cash dividends and have no current plans to do so during the expected term. The expected term represents the vesting period, which is 9.1 years. The expected volatility of 60.0% was estimated considering (i) the Doma implied volatility calculated using longest term stock option (ii) the Doma implied warrant volatility using the term of the Public and Private Warrants and (iii) median leverage adjusted (asset) volatility calculated using a set of Guideline Public Companies (“GPCs”). Volatility for the GPCs was calculated over a lookback period of 9.1 years (or longest available data for GPCs whose trading history was shorter than 9.1 years), commensurate with the contractual term of the Sponsor Covered Shares. The risk-free rate utilizes the 10-year U.S. Constant Maturity. Finally, the annual change in control probability is estimated to be 2.0%.
As of June 30, 2022, the Sponsor Covered Shares liability amounted to $0.7 million.
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
The Company’s debt security portfolio is subject to credit risk. For further information on the credit quality of the Company’s investment portfolio at June 30, 2022, see Note 4 to the consolidated financial statements.
The Company also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under our reinsurance programs. For information on our reinsurance programs, see Note 2 to the consolidated financial statements.
Item 4. Controls and Procedures
Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in Part I, Item 1A “Risk Factors” in our Annual Report. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report other than the additional risk factor described below. We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business or financial condition.

If we cannot regain compliance with the NYSE’s continued listing requirements and rules, the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our stockholders’ ability to sell our common stock and may lead to potential events of default on existing debt instruments.
On August 1, 2022, we received notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01C of the NYSE’s Listed Company Manual (“Section 802.01C”) because the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period.
Pursuant to Section 802.01C, the Company has a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement. The Company may regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period the common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. If the Company is unable to regain compliance with the $1.00 share price rule within this period, the NYSE will initiate procedures to suspend and delist the common stock. Section 802.01C also provides for an exception to the six-month cure period if the action required to cure the price condition requires stockholder approval, as would be the case to effectuate a reverse stock split, in which case the action needs to be approved by no later than the Company’s next annual stockholder’s meeting, and the price condition will be deemed cured if the price of the common stock promptly exceeds $1.00 per share and the price remains above that level for at least the following 30 trading days. The Company intends to cure the deficiency within a period permissible under Section 802.01C. However, there can be no assurances that the Company will meet continued listing standards within the specified cure period.
If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of the Company; leading to potential events of default on existing debt instruments; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE may negatively impact our reputation and, consequently, our business.

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
10.1^
CEO Award Agreement, dated June 29, 2022, of Restricted Stock Units and Performance Restricted Stock Units (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 1, 2022).

10.2^
Letter Agreement, dated June 29, 2022, between the Company and Max Simkoff amending Mr. Simkoff’s employment agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 1, 2022).

10.3^	Doma Holdings, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 1, 2022).
10.4^	Doma Holdings, Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2022).
10.5^*	Doma Holdings, Inc. Outside Director Compensation Policy.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_________________
^ Management Contract or Compensatory Plan or Arrangement
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMA HOLDINGS, INC.
By:	/s/ Max Simkoff
	Name:	Max Simkoff
	Date:	August 10, 2022
	Title:	Chief Executive Officer
(Principal Executive Officer)

DOMA HOLDINGS, INC.
By:	/s/ Mike Smith
	Name:	Mike Smith
	Date:	August 10, 2022
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)