Form 10-Q
period 2022-09-30
Doma Holdings, Inc.
filed 2022-11-10
CIK 1722438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The registrant had outstanding 328,495,942 shares of common stock as of November 8, 2022.

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
◦the impact on the real estate finance market from recent macroeconomic events and conditions that have resulted in a significant increase in interest rates largely due to actions of central banks, including the U.S. Federal Reserve; and
•other factors detailed under the section “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the “SEC”).
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

Part I - Financial Information
Item 1. Financial Statements
Doma Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share information)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$186,400	$379,702
Restricted cash	2,965	4,126
Investments:
Fixed maturities
Held-to-maturity debt securities, at amortized cost (net of allowance for credit losses of $433 at September 30, 2022 and $0 at December 31, 2021)	46,132	67,164
Available-for-sale debt securities, at fair value (amortized cost $48,399 at September 30, 2022 and $0 at December 31, 2021)	47,584	—
Mortgage loans	302	2,022
Other long-term investments	325	325
Total investments	$94,343	$69,511
Receivables (net of allowance for credit losses of $1,428 at September 30, 2022 and $1,082 at December 31, 2021)	10,469	15,498
Prepaid expenses, deposits and other assets	11,558	15,692
Lease right-of-use assets	27,636	—
Fixed assets (net of accumulated depreciation of $29,650 at September 30, 2022 and $19,543 at December 31, 2021)	63,558	45,953
Title plants	14,533	13,952
Goodwill	77,741	111,487
Total assets	$489,203	$655,921

Liabilities and stockholders’ equity
Accounts payable	$3,441	$6,930
Accrued expenses and other liabilities	34,955	54,149
Lease liabilities	29,089	—
Senior secured credit agreement, net of debt issuance costs and original issue discount	151,383	141,769
Liability for loss and loss adjustment expenses	83,791	80,267
Warrant liabilities	1,040	16,467
Sponsor Covered Shares liability	312	5,415
Total liabilities	$304,011	$304,997

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Common stock, 0.0001 par value; 2,000,000,000 shares authorized at September 30, 2022; 327,872,190 and 323,347,806 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$33	$33
Additional paid-in capital	571,167	543,070
Accumulated deficit	(385,369)	(192,179)
Accumulated other comprehensive income	(639)	—
Total stockholders’ equity	$185,192	$350,924
Total liabilities and stockholders’ equity	$489,203	$655,921

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share information)	2022	2021	2022	2021
Revenues:
Net premiums written (1)	$94,488	$141,491	$299,080	$358,754
Escrow, other title-related fees and other	12,627	20,452	43,106	59,092
Investment, dividend and other income	741	639	1,621	2,518
Total revenues	$107,856	$162,582	$343,807	$420,364

Expenses:
Premiums retained by Third-Party Agents (2)	$65,141	$91,596	$200,381	$227,115
Title examination expense	3,709	5,289	14,836	15,643
Provision for claims	4,665	6,685	15,586	16,741
Personnel costs	60,481	62,410	211,507	159,829
Other operating expenses	20,656	21,693	67,047	53,038
Goodwill impairment	33,746	—	33,746	—
Total operating expenses	$188,398	$187,673	$543,103	$472,366

Loss from operations	$(80,542)	$(25,091)	$(199,296)	$(52,002)

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	1,438	(4,478)	20,531	(4,478)
Interest expense	(4,584)	(4,531)	(13,280)	(12,341)
Loss before income taxes	$(83,688)	$(34,100)	$(192,045)	$(68,821)

Income tax expense	(425)	(170)	(746)	(506)
Net loss	$(84,113)	$(34,270)	$(192,791)	$(69,327)

Earnings per share:
Net loss per share attributable to stockholders - basic and diluted	$(0.26)	$(0.14)	$(0.59)	$(0.54)
Weighted average shares outstanding common stock - basic and diluted	326,820,954	245,003,754	325,207,884	128,105,954
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).
__________________
(1)Net premiums written includes revenues from a related party of $34.8 million and $30.3 million during the three months ended September 30, 2022 and 2021, respectively. Net premiums written includes revenues from a related party of $96.1 million and $81.9 million during the nine months ended September 30, 2022 and 2021, respectively (see Note 11).
(2)Premiums retained by Third-Party Agents includes expenses associated with a related party of $27.9 million and $24.8 million during the three months ended September 30, 2022 and 2021, respectively. Premiums retained by Third-Party Agents includes expenses associated with a related party of $77.5 million and $66.6 million during the nine months ended September 30, 2022 and 2021, respectively (see Note 11).

Doma Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Net loss	$(84,113)	$(34,270)	$(192,791)	$(69,327)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale debt securities, net of tax	(876)	—	(639)	(179)
Reclassification adjustment for realized gain on sale of available-for-sale debt securities, net of tax	—	—	—	(507)
Comprehensive loss	$(84,989)	$(34,270)	$(193,430)	$(70,013)
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series A-1		Preferred Stock Series A-2		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
(In thousands, except share information)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2021	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	62,832,307	$1	$266,464	$(79,123)	$686	$188,031
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	2,637,441	—	1,267	—	—	1,267
Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	—	—	—	2,289	—	—	2,289
Original issue discount on senior secured credit agreement	—	—	—	—	—	—	—	—	—	—	—	—	18,519	—	—	18,519
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,758)	—	(11,758)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(686)	(686)
Balance, March 31, 2021	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	65,469,748	$1	$288,539	$(90,881)	$—	$197,662

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	535,551	—	109	—	—	109
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,967	—	—	2,967
Exercise of stock warrants	—	—	28,870,387	—	—	—	—	—	—	—	—	—	187	—	—	187
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,299)	—	(23,299)
Balance, June 30, 2021	43,737,586	$1	77,784,293	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	66,005,299	$1	$291,802	$(114,180)	$—	$177,626

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	82,230	—	38	—	—	38
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	3,191	—	—	3,191
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(34,270)	—	(34,270)
Conversion of preferred stock to common stock	(43,737,586)	(1)	(77,784,293)	(1)	(14,003,187)	—	(15,838,828)	—	(60,665,631)	(1)	212,029,525	21	4	—	—	22
Conversion of common stock	—	—	—	—	—	—	—	—	—	—	(1,227,451)	—	30,080	—	—	30,080
Issuance of common stock in connection with Business Combination and PIPE Investment	—	—	—	—	—	—	—	—	—	—	44,654,449	5	259,392	—	—	259,397
Par value change for Old Doma Common Stock	—	—	—	—	—	—	—	—	—	—	—	6	—	—	—	6
Costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	—	—	—	—	—	—	—	—	—	—	(54,217)	—	—	(54,217)
Balance, September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	321,544,052	$33	$530,290	$(148,450)	$—	$381,873

	Preferred Stock Series A		Preferred Stock Series A-1		Preferred Stock Series A-2		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
(In thousands, except share information)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	323,347,806	$33	$543,070	$(192,179)	$—	$350,924
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	957,648	—	(97)	—	—	(97)
Vesting of RSU awards	—	—	—	—	—	—	—	—	—	—	42,800	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	11,579	—	—	11,579
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	(399)	—	(399)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(50,026)	—	(50,026)
Balance, March 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	324,348,254	$33	$554,552	$(242,604)	$—	$311,981

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	692,511	—	271	—	—	271
Vesting of RSU awards	—	—	—	—	—	—	—	—	—	—	456,864	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	8,442	—	—	8,442
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(58,652)	—	(58,652)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	237	237
Balance, June 30, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	325,497,629	$33	$563,265	$(301,256)	$237	$262,279

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	359,598	—	156	—	—	156
Vesting of RSU awards	—	—	—	—	—	—	—	—	—	—	2,014,963	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	7,746	—	—	7,746
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,113)	—	(84,113)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(876)	(876)
Balance, September 30, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	327,872,190	$33	$571,167	$(385,369)	$(639)	$185,192
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(In thousands)	2022	2021
Cash flow from operating activities:
Net loss	$(192,791)	$(69,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - paid in kind	7,540	6,353
Depreciation and amortization	11,234	7,705
Stock-based compensation expense	27,767	8,447
Amortization of debt issuance costs and original issue discount	2,074	1,429
Provision for credit losses	673	562
Deferred income taxes	616	377
Realized loss (gain) on debt securities	12	(908)
Net unrealized loss on equity securities	—	119
Loss (gain) on disposal of fixed assets and title plants	186	(11)
Net amortization of premiums and accretion of discounts on fixed maturity securities	526	901
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(20,531)	4,478
Goodwill impairment	33,746	—
Change in operating assets and liabilities:
Accounts receivable	3,762	(284)
Prepaid expenses, deposits and other assets	3,099	(14,799)
Lease right-of-use assets and lease liabilities	949	—
Accounts payable	(3,489)	(274)
Accrued expenses and other liabilities	(18,094)	13,813
Liability for loss and loss adjustments expenses	3,524	8,872
Net cash used in operating activities	$(139,197)	$(32,547)
Cash flow from investing activities:
Proceeds from calls and maturities of investments: Held-to-maturity	$23,827	$23,514
Proceeds from sales, calls and maturities of investments: Available-for-sale	1,429	7,817
Proceeds from sales of investments: Equity securities	—	2,000
Proceeds from sales and principal repayments of investments: Mortgage loans	1,720	60
Purchases of investments: Held-to-maturity	(3,955)	(33,650)
Purchases of investments: Available-for-sale	(49,640)	—
Proceeds from sales of fixed assets	73	306
Purchases of fixed assets	(29,096)	(18,842)
Proceeds from sale of title plants and dividends from title plants	627	482
Purchases of title plants	(581)	—
Net cash used in investing activities	$(55,596)	$(18,313)

Doma Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(In thousands)	2022	2021
Cash flow from financing activities:
Proceeds from issuance of senior secured credit agreement	$—	$150,000
Payments on loan from a related party	—	(65,532)
Debt issuance costs	—	(579)
Exercise of stock warrants	—	48
Exercise of stock options	330	1,690
Redemptions of redeemable common and preferred stock	—	(294,856)
Net proceeds from Business Combination and PIPE Investment	—	624,952
Payment of costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	(63,195)
Net cash provided by financing activities	$330	$352,528
Net change in cash and cash equivalents and restricted cash	(194,463)	301,668
Cash and cash equivalents and restricted cash at the beginning period	383,828	112,022
Cash and cash equivalents and restricted cash at the end of period	$189,365	$413,690
Supplemental cash flow disclosures:
Cash paid for interest	$6,039	$5,347
Supplemental disclosure of non-cash investing activities:
Unrealized loss on available-for-sale debt securities	$(639)	$(179)
Supplemental disclosure of non-cash financing activities:
Issuance of penny warrants related to the senior secured credit agreement	$—	$(18,519)
Warrant liabilities recognized in conjunction with the Business Combination	$—	$19,240
Net liabilities assumed in the Business Combination	$—	$9,517
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
Headquartered in San Francisco, California, Doma is a real estate technology company that is architecting the future of real estate transactions. Using machine intelligence and our proprietary technology solutions, we are creating a vastly more simple, efficient, and affordable real estate closing experience for current and prospective homeowners, lenders, title agents and real estate professionals. We are licensed to underwrite title insurance in 45 states and the District of Columbia.
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
The accompanying condensed consolidated balance sheet as of September 30, 2022 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, and condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of September 30, 2022 and its results of operations, including its comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes.
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
Significant items subject to such estimates and assumptions include, but are not limited to, reserves for incurred but not reported claims, the useful lives of property and equipment, accrued net premiums written from Third-Party Agent (as defined in Item 2) referrals, fair value measurements, valuation of goodwill and the valuations of stock-based compensation arrangements and the Sponsor Covered Shares liability (as defined below).
Title plants
Title plants are carried at cost, with costs incurred to maintain, update and operate title plants expensed as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes the title plants for impairment when events or circumstances indicate that the carrying amount may not be recoverable. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. There were no impairments of title plants for the three and nine months ended September 30, 2022 and 2021.
Goodwill
Goodwill represents the excess of the acquisition price over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is assigned to one or more reporting units on the date of acquisition. We review our goodwill for impairment annually on October 1 of each year and between annual tests if events or circumstances arise that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In performing our annual goodwill impairment test, we first perform a qualitative assessment, which requires that we consider macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in the Company’s stock price, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit or other factors that have the potential to impact fair value. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair values of our reporting units are greater than the carrying amounts, then the quantitative goodwill impairment test is not performed. If the fair value of the reporting unit is less than its carrying amount, a non-cash impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. Any impairment is charged to operations in the period that the impairment is identified.
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
Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the three and nine months ended September 30, 2022 and 2021.
Ceding commission from reinsurance transactions are presented as revenue within the “Escrow, other title-related fees and other” revenue line item in the consolidated statements of operations.
Total premiums ceded in connection with reinsurance are netted against the written premiums in the consolidated statements of operations. Gross premiums earned and ceded premiums are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross premiums earned	94,889	142,995	301,638	363,650
Ceded premiums	(401)	(1,504)	(2,558)	(4,896)
Net premiums earned	94,488	141,491	299,080	358,754
Percentage of amount assumed to net	99.6%	98.9%	99.2%	98.7%
Income taxes
Our effective tax rate for the nine months ended September 30, 2022 and 2021 was (1)% as a result of a full valuation allowance recorded against the deferred tax assets. In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. As of September 30, 2022 and December 31, 2021, the Company carried a valuation allowance against deferred tax assets as management believes it is more likely than not that the benefit of the net deferred tax assets covered by that valuation allowance will not be realized. A net deferred tax liability has been recorded as of September 30, 2022 and December 31, 2021 of $2.0 million and $1.8 million, respectively, and is included in accrued expenses and other liabilities within the accompanying condensed consolidated balance sheets. Management reassesses the realization of the deferred tax assets each reporting period. The Company has approximately $0.2 million of pre-2018 federal net operating losses subject to expiration beginning in 2036. The remainder of the federal net operating losses have no expiration. The Company’s state net operating losses are subject to various expirations, beginning in 2030. The Company’s 2018 through 2020 tax years remain open to federal examinations. The Company’s 2017 through 2020 tax years remain open to state tax examinations. The Company believes that as of September 30, 2022 it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest and penalties accrued as of September 30, 2022.
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
Immediately after giving effect to the Business Combination and the PIPE Investment, there were 321,461,822 shares of common stock outstanding, which excludes the 1,325,664 of Sponsor Covered Shares. The Company is authorized to issue 2,000,000,000 shares of common stock having a par value of $0.0001 per share. Additionally, the

Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share. As of September 30, 2022, there were 327,872,190 and 0 shares of common stock and preferred stock issued and outstanding, respectively, which excludes the 1,325,664 of Sponsor Covered Shares.
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
Immediately after the Closing Date, 20% of the aggregate of our common stock held by certain investors (collectively, the “Sponsor”) became subject to vesting, contingent upon the price of our common stock exceeding certain thresholds. The Sponsor Covered Shares will vest in two tranches: (i) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date, and (ii) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $17.50 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date. The Sponsor is also entitled to the Sponsor Covered Shares if a covered strategic transaction or change in control, as defined by the sponsor support agreement dated as of March 2, 2021 (the “Sponsor Support Agreement”) by and among the sponsors named thereto, Capitol and Old Doma, occurs prior to the ten (10)-year anniversary of the Closing Date. As of September 30, 2022, the Sponsor Covered Shares were legally outstanding; however, since none of the conditions were met, no related shares are included in the Company's condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity or for the purposes of calculating earnings per share.

Also following the Closing Date, the Sellers have the contingent right to receive up to an additional number of shares equal to 5% of the sum of (i) the aggregate number of outstanding shares of our common stock (including restricted common stock, but excluding Sponsor Covered Shares), plus (ii) the maximum number of shares underlying our options that are vested and the maximum number of shares underlying warrants to purchase shares of Doma common stock issued as replacement warrants for Old Doma warrants, in each case of these clauses (i) and (ii), as of immediately following the Closing Date (the “Seller Earnout Shares”). The Seller Earnout Shares are contingently issuable to the Sellers in two tranches: (i) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date, and (ii) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $17.50 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date. Since none of the conditions of the Seller Earnout Shares were met as of September 30, 2022, no related shares are included in the Company’s condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity as of September 30, 2022 or for purposes of calculating earnings per share.

Unless the context otherwise requires or otherwise indicates, share counts of Doma common stock provided in this Quarterly Report exclude both the Sponsor Covered Shares and the Seller Earnout Shares.

North American Title Acquisition
On January 7, 2019, we acquired from Lennar its subsidiary, North American Title Insurance Company, which operated its title insurance underwriting business, and its third-party title insurance agency business, which was operated under its North American Title Company brand (collectively, the “Acquired Business”), for total stock and deferred cash consideration of $171.7 million (the “North American Title Acquisition”), including $87.0 million in the form of a seller financing note. Goodwill of $111.5 million resulted from the North American Title Acquisition.
The Company reviews goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). During the three months ended September 30, 2022, management determined that the Company was less likely to reach previously forecasted revenue as a result of adverse mortgage and housing market conditions, including rapidly rising interest rates and low housing inventory. These factors and a sustained decrease in the Company’s stock price indicated that the

Company had a triggering event. The Company performed a valuation of the Distribution and Underwriting reporting units using discounted cash flow and market valuation methodologies. The valuation considered the Company’s market capitalization compared to the enterprise value. The resulting valuation of the Underwriting reporting unit indicated that its estimated fair value was above its carrying value. The estimated fair value of the Distribution reporting unit was below its carrying value. As such, the Company determined that the Distribution reporting unit’s goodwill was impaired. During the three months ended September 30, 2022, the Company recognized a goodwill impairment charge of $33.7 million.
The changes in the carrying value of goodwill, by segment, were as follows:

	Distribution	Underwriting	Total
Beginning balance, January 1, 2022	$88,074	$23,413	$111,487
Impairment losses	(33,746)	—	(33,746)
Ending balance, September 30, 2022	$54,328	$23,413	$77,741
Accumulated impairment losses to goodwill were $33.7 million as of September 30, 2022.
4.  Investments and fair value measurements
Held-to-maturity debt securities
The cost basis, fair values and gross unrealized gains and losses of our held-to-maturity debt securities are as follows:

	September 30, 2022				December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities(1)	$38,258	$4	$(2,089)	$36,173	$62,078	$459	$(207)	$62,330
U.S. Treasury securities	8,070	—	(187)	7,883	4,849	—	(16)	4,833
Certificates of deposit	237	—	—	237	237	—	—	237
Total	$46,565	$4	$(2,276)	$44,293	$67,164	$459	$(223)	$67,400
_______________
(1)Includes both U.S. and foreign corporate debt securities.
The cost basis of held-to-maturity debt securities includes an adjustment for the amortization of premium or discount since the date of purchase. Held-to-maturity debt securities valued at approximately $4.4 million and $4.2 million were on deposit with various governmental authorities at September 30, 2022 and December 31, 2021, respectively, as required by law.
The change in net unrealized gains and losses on held-to-maturity debt securities for the nine months ended September 30, 2022 and 2021 was $(2.5) million and $(0.3) million, respectively.
Net realized gains of held-to-maturity debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.
The following table presents certain information regarding contractual maturities of our held-to-maturity debt securities:

Maturity	September 30, 2022
	Amortized Cost	% of Total	Fair Value	% of Total
One year or less	$22,688	49%	$22,356	50%
After one year through five years	23,877	51%	21,937	50%
Total	$46,565	100%	$44,293	100%

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
Net unrealized losses on held-to-maturity debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	September 30, 2022			December 31, 2021
	Corporate debt securities	U.S. Treasury securities	Total	Corporate debt securities	U.S. Treasury securities	Total
Less than 12 months
Fair value	$31,606	$6,455	$38,061	$18,309	$4,667	$22,976
Unrealized losses	$(1,638)	$(163)	$(1,801)	$(192)	$(16)	$(208)
Greater than 12 months
Fair value	$3,316	$1,428	$4,744	$605	$—	$605
Unrealized losses	$(451)	$(24)	$(475)	$(15)	$—	$(15)
Total
Fair value	$34,922	$7,883	$42,805	$18,914	$4,667	$23,581
Unrealized losses	$(2,089)	$(187)	$(2,276)	$(207)	$(16)	$(223)
We believe that any unrealized losses on our held-to-maturity debt securities at September 30, 2022 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
Under the CECL model, the Company recognizes credit losses for its held-to-maturity debt securities by setting up an allowance which is remeasured each reporting period, with changes in the allowance recorded in the condensed consolidated statements of operations. The Company establishes an allowance for credit losses based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as credit agency ratings and payment and default history. As of September 30, 2022, credit agency ratings on our U.S. Treasury and corporate debt securities ranged from AAA through B1.

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

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2022	$399
Current-period provision for expected credit losses	34
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for credit losses, September 30, 2022	$433
The current-period provision for expected credit losses is due to changes in portfolio composition, the maturity of certain securities, and changes in the credit ratings of certain securities.
Available-for-sale debt securities
The cost basis, fair values and gross unrealized gains and losses of our available-for-sale debt securities are as follows:

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities(1)	$18,488	$—	$(308)	$18,180
U.S. Treasury securities	28,445	—	(482)	27,963
Foreign government securities	1,466	—	(25)	1,441
Total	$48,399	$—	$(815)	$47,584
_______________
(1)Includes both U.S. and foreign corporate debt securities.
The Company had no available-for-sale securities or related unrealized gain or loss as of December 31, 2021.
The cost basis of available-for-sale debt securities includes an adjustment for the amortization of premium or discount since the date of purchase.
The change in net unrealized gains on available-for-sale debt securities for the nine months ended September 30, 2022 and 2021 was $(0.8) million and $(0.9) million, respectively. Prior to the purchases of available-for-sale debt securities in the three months ended June 30, 2022, the Company disposed of all available-for-sale debt securities in the three months ended March 31, 2021 and therefore had no unrealized gain or loss as of September 30, 2021 and no change in net unrealized gains on available-for-sale debt securities for the three months ended September 30, 2021. Any unrealized holding gains or losses on available-for-sale debt securities as of September 30, 2022 are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ equity, net of tax, until realized.
The following table reflects the composition of net realized gains or losses for the sales of the available-for-sale securities:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Realized gains (losses):
Available-for-sale debt securities:
Gains	$—	$—	$—	$768
Losses	—	—	—	(90)
Net	$—	$—	$—	$678

Proceeds from sales	$—	$—	$—	$7,817
Net realized gains on disposition of available-for-sale debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.
The following table presents certain information regarding contractual maturities of our available-for-sale debt securities:

Maturity	September 30, 2022
	Amortized Cost	% of Total	Fair Value	% of Total
One year or less	$—	—%	$—	—%
After one year through five years	48,399	100%	47,584	100%
Total	$48,399	100%	$47,584	100%
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
Net unrealized losses on available-for-sale debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	September 30, 2022				December 31, 2021
	Corporate debt securities	U.S. Treasury securities	Foreign government securities	Total	Corporate debt securities	U.S. Treasury securities	Total
Less than 12 months
Fair value	$18,179	$27,964	$1,442	$47,585	$—	$—	$—
Unrealized losses	$(308)	$(482)	$(25)	$(815)	$—	$—	$—
Greater than 12 months
Fair value	$—	$—	$—	$—	$—	$—	$—
Unrealized losses	$—	$—	$—	$—	$—	$—	$—
Total
Fair value	$18,179	$27,964	$1,442	$47,585	$—	$—	$—
Unrealized losses	$(308)	$(482)	$(25)	$(815)	$—	$—	$—
We believe that any unrealized losses on our available-for-sale debt securities at September 30, 2022 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions.

We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
As of September 30, 2022, the Company did not have an allowance for credit losses for available-for-sale debt securities.
Equity securities
The Company disposed of all equity securities in the three months ended March 31, 2021.
Mortgage loans
The mortgage loan portfolio as of September 30, 2022 is comprised entirely of single-family residential mortgage loans. During the nine months ended September 30, 2022, the Company did not purchase any new mortgage loans.
Mortgage loans, which include contractual terms to maturity of thirty years, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties. The change in the mortgage loans during the nine months ended September 30, 2022 was the result of principal prepayments and maturities.
The cost and estimated fair value of mortgage loans are as follows:

	September 30, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Mortgage loans	$302	$302	$2,022	$2,022
Total	$302	$302	$2,022	$2,022
Investment income
Investment income from securities consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Available-for-sale debt securities	$428	$—	$491	$773
Held-to-maturity debt securities	316	543	1,062	1,507
Equity investments	—	—	—	(89)
Mortgage loans	10	45	51	136
Other	110	—	235	61
Total	$864	$588	$1,839	$2,388

Accrued interest receivable
Accrued interest receivable from investments is included in receivables, net in the condensed consolidated balance sheets. The following table reflects the composition of accrued interest receivable for investments:

	September 30, 2022	December 31, 2021
Corporate debt securities	$356	$874
U.S. Treasury securities	186	12
Foreign government securities	10	—
Accrued interest receivable on investment securities	$552	$886
Mortgage loans	—	13
Accrued interest receivable on investments	$552	$899
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

	Assets
	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Held-to-maturity:
Corporate debt securities	$—	$36,173	$—	$36,173	$—	$62,330	$—	$62,330
U.S. Treasury securities	7,883	—	—	7,883	4,833	—	—	4,833
Certificate of deposits	—	237	—	237	—	237	—	237
Total held-to-maturity debt securities	$7,883	$36,410	$—	$44,293	$4,833	$62,567	$—	$67,400

Available-for-sale:
Corporate debt securities	$—	$18,180	$—	$18,180	$—	$—	$—	$—
U.S. Treasury securities	27,963	—	—	27,963	—	—	—	—
Foreign government securities	—	1,441	—	1,441	—	—	—	—
Total available-for-sale debt securities	$27,963	$19,621	$—	$47,584	$—	$—	$—	$—

Mortgage loans	$—	$—	$302	$302	$—	$—	$2,022	$2,022

Total	$35,846	$56,031	$302	$92,179	$4,833	$62,567	$2,022	$69,422
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
The Company’s liabilities in the following table are recorded at fair value on the accompanying condensed consolidated balance sheets. The following table summarizes the Company’s liabilities measured at fair value:

	Liabilities
	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Public Warrants	$690	$—	$—	$690	$10,925	$—	$—	$10,925
Private Placement Warrants	—	350	—	350	—	5,542	—	5,542
Sponsor Covered Shares	—	—	312	312	—	—	5,415	5,415
Total	$690	$350	$312	$1,352	$10,925	$5,542	$5,415	$21,882
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
The fair value of the Sponsor Covered Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential stock price outcomes on a daily basis over the original 10-year vesting period. The unobservable significant inputs to the valuation model were as follows:

September 30, 2022
Current stock price	$0.44
Expected volatility	75.0%
Risk-free interest rate	3.90%
Current expected term	8.8
Expected dividend yield	—%
Annual change in control probability	2.0%
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

Sponsor Covered Shares
Fair value as of December 31, 2021	$5,415
Change in fair value of Sponsor Covered Shares	(5,103)
Fair value as of September 30, 2022	$312
There were no transfers of assets or liabilities between Level 1 and Level 2 during the three or nine months ended September 30, 2022 and the year ended December 31, 2021. There were no transfers involving Level 3 assets or liabilities during the three or nine months ended September 30, 2022 and the year ended December 31, 2021.
Cash and cash equivalents, restricted cash, receivables, prepaid expenses and other assets, accounts payable, and accrued expenses and other liabilities approximate fair value and are therefore excluded from the leveling table above. The cost basis is determined to approximate fair value due to the short term duration of these financial instruments.

5.  Revenue recognition
Disaggregation of revenue
Our revenue consists of:

			Three months ended September 30,		Nine months ended September 30,
			2022	2021	2022	2021
Revenue Stream	Statements of Operations Classification	Segment	Total Revenue
Revenue from insurance contracts:
Direct Agents title insurance premiums	Net premiums written	Underwriting	$15,241	$32,944	$56,982	$88,797
Direct Agents title insurance premiums	Net premiums written	Elimination	—	(96)	—	(976)
Third-Party Agent title insurance premiums	Net premiums written	Underwriting	79,247	108,643	242,098	270,933
Total revenue from insurance contracts			$94,488	$141,491	$299,080	$358,754
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Distribution	$8,581	$16,190	$30,949	$45,325
Other title-related fees and income	Escrow, title-related and other fees	Distribution	16,197	31,383	58,122	86,181
Other title-related fees and income	Escrow, title-related and other fees	Underwriting	1,064	823	2,402	2,621
Other title-related fees and income	Escrow, title-related and other fees	Elimination(1)	(13,215)	(27,944)	(48,367)	(75,035)
Total revenue from contracts with customers			$12,627	$20,452	$43,106	$59,092
Other revenue:
Interest and investment income (2)	Investment, dividend and other income	Distribution	$70	$68	$145	$155
Interest and investment income (2)	Investment, dividend and other income	Underwriting	790	493	1,707	1,483
Realized gains and losses, net	Investment, dividend and other income	Distribution	(125)	(21)	(219)	(25)
Realized gains and losses, net	Investment, dividend and other income	Underwriting	6	99	(12)	905
Total other revenues			$741	$639	$1,621	$2,518
Total revenues			$107,856	$162,582	$343,807	$420,364
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

6.  Liability for loss and loss adjustment expenses
A summary of the changes in the liability for loss and loss adjustment expenses for the nine months ending September 30, 2022 and 2021 is as follows:

	September 30,
	2022	2021
Balance at the beginning of the year	$80,267	$69,800

Provision for claims related to:
Current year	$18,192	$23,567
Prior years	(2,606)	(6,826)
Total provision for claims	$15,586	$16,741

Paid losses related to:
Current year	$(2,665)	$(2,832)
Prior years	(9,397)	(5,038)
Total paid losses	$(12,062)	$(7,870)

Balance at the end of the period	$83,791	$78,671

Provision for claims as a percentage of net written premiums	5.2%	4.7%
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
For the nine months ended September 30, 2022, the prior year’s provision for claims release of $2.6 million is due to reported loss emergence which was lower than expected. Historically, this favorable loss experience has resulted in a decrease in the projection of ultimate loss for past policy years. Most recently, our favorable loss experience resulted in a decrease in the projection of ultimate loss for policy years 2018, 2020, and 2021. For the nine months ended September 30, 2021, the provision for claims reserve release related to prior years of $6.8 million is due to reported loss emergence which was lower than expected. This has resulted in a decrease in the projection of ultimate loss for policy years 2017-2020. The actuarial assumptions underlying the Company’s selected ultimate loss estimates place more consideration on title insurance industry benchmarks for more recent policy years. These title insurance benchmarks are based on industry long-term average loss ratios. As the Company’s claims experience matures, we refine those estimates to put more consideration to the Company’s actual claims experience. For the nine months ended September 30, 2022 and 2021, the Company’s actual claims experience reflects lower loss ratios than industry benchmarks from a current positive underwriting cycle and resulted in the favorable development.
The liability for loss and loss adjustment expenses of $83.8 million and $80.3 million, as of September 30, 2022 and December 31, 2021, respectively, includes $0.1 million and $0.1 million, respectively, of reserves for the settlement of claims which the Company has deemed to be directly related to its escrow or agent related activities. The reserves for the settlement of claims related to escrow or agent related activities are not actuarially determined.
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
•Distribution: Our Distribution segment reflects our Direct Agents operations of acquiring customer orders and providing title and escrow services for real estate closing transactions. We acquire customers through our partnerships with realtors, attorneys and non-centralized loan originators via a 105-branch footprint across ten states as of September 30, 2022 (“Local”) and our partnerships with national lenders and mortgage originators that maintain centralized lending operations representing our Doma Enterprise accounts (“Doma Enterprise”).
•Underwriting: Our Underwriting segment reflects the results of our title insurance underwriting business, including policies referred through our Direct Agents and Third-Party Agents channels. The referring agents typically retain approximately 82% - 84% of the policy premiums in exchange for their services. The retention varies by state and agent.
We use adjusted gross profit as the primary profitability measure for making decisions regarding ongoing operations. Adjusted gross profit is calculated by subtracting direct costs, such as premiums retained by agents, direct labor, other direct costs, and provision for claims, from total revenue. Our chief operating decision maker evaluates the results of the aforementioned segments on a pre-tax basis. Segment adjusted gross profit excludes certain items which are included in net loss, such as depreciation and amortization, corporate and other expenses, goodwill impairment, change in the fair value of Warrant and Sponsor Covered Shares liabilities, interest expense, and income tax expense, as these items are not considered by the chief operating decision maker in evaluating the segments’ overall operating performance. Our chief operating decision maker does not review nor consider assets allocated to our segments for the purpose of assessing performance or allocating resources. Accordingly, segments’ assets are not presented.
The following table summarizes the operating results of the Company’s reportable segments:

	Three months ended September 30, 2022
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$94,488	$—	$94,488
Escrow, other title-related fees and other (1)	24,778	1,064	(13,215)	12,627
Investment, dividend and other income	(55)	796	—	741
Total revenue	$24,723	$96,348	$(13,215)	$107,856

Premiums retained by agents (2)	$—	$78,356	$(13,215)	$65,141
Direct labor (3)	17,353	2,867	—	20,220
Other direct costs (4)	3,710	2,514	—	6,224
Provision for claims	737	3,928	—	4,665
Adjusted gross profit	$2,923	$8,683	$—	$11,606

	Nine months ended September 30, 2022
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$299,080	$—	$299,080
Escrow, other title-related fees and other (1)	89,071	2,402	(48,367)	43,106
Investment, dividend and other income	(74)	1,695	—	1,621
Total revenue	$88,997	$303,177	$(48,367)	$343,807

Premiums retained by agents (2)	$—	$248,748	$(48,367)	$200,381
Direct labor (3)	63,997	7,911	—	71,908
Other direct costs (4)	15,143	7,923	—	23,066
Provision for claims	2,593	12,993	—	15,586
Adjusted gross profit	$7,264	$25,602	$—	$32,866

	Three months ended September 30, 2021
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$141,587	$(96)	$141,491
Escrow, other title-related fees and other (1)	47,573	823	(27,944)	20,452
Investment, dividend and other income	47	592	—	639
Total revenue	$47,620	$143,002	$(28,040)	$162,582

Premiums retained by agents (2)	$—	$119,636	$(28,040)	$91,596
Direct labor (3)	21,791	2,157	—	23,948
Other direct costs (4)	5,650	4,423	—	10,073
Provision for claims	1,243	5,442	—	6,685
Adjusted gross profit	$18,936	$11,344	$—	$30,280

	Nine months ended September 30, 2021
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$359,730	$(976)	$358,754
Escrow, other title-related fees and other (1)	131,506	2,621	(75,035)	59,092
Investment, dividend and other income	130	2,388	—	2,518
Total revenue	$131,636	$364,739	$(76,011)	$420,364

Premiums retained by agents (2)	$—	$303,126	$(76,011)	$227,115
Direct labor (3)	56,884	5,945	—	62,829
Other direct costs (4)	16,846	7,896	—	24,742
Provision for claims	1,777	14,964	—	16,741
Adjusted gross profit	$56,129	$32,808	$—	$88,937
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
(4)Includes title examination expense, office supplies, and premium and other taxes.

The following table provides a reconciliation of the Company’s total reportable segments’ adjusted gross profit to its total loss before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Adjusted gross profit	$11,606	$30,280	$32,866	$88,937
Depreciation and amortization	4,251	1,978	11,234	7,705
Corporate and other expenses (1)	54,151	53,393	187,182	133,234
Goodwill impairment	33,746	—	33,746	—
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(1,438)	4,478	(20,531)	4,478
Interest expense	4,584	4,531	13,280	12,341
Loss before income taxes	$(83,688)	$(34,100)	$(192,045)	$(68,821)
_________________
(1)Includes corporate and other costs not allocated to segments including corporate support function costs, such as legal, finance, human resources, technology support and certain other indirect operating expenses, such as sales and management payroll, and incentive related expenses.
As of September 30, 2022 and December 31, 2021 the Distribution segment had allocated goodwill of $54.3 million and $88.1 million, respectively, and the Underwriting segment had allocated goodwill of $23.4 million. There were no additions from acquisitions, or adjustments to goodwill resulting from prior year acquisitions in either segment for the three and nine months ended September 30, 2022 and 2021. There was an impairment to goodwill in the Distribution segment of $33.7 million for the three and nine months ended September 30, 2022. There were no impairments to goodwill in the Underwriting segment for the three and nine months ended September 30, 2022. There were no impairments to goodwill in either segment for the three and nine months ended September 30, 2021.
8.  Debt
Senior secured credit agreement
On December 31, 2020, Old Doma executed a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”), providing for a $150.0 million senior secured term loan (“Senior Debt”) that was funded by the lenders, which are affiliates of HSCM, on January 29, 2021 (“Funding Date”). The Senior Debt matures five years from the Funding Date. Under the agreement, the Senior Debt will bear interest of 11.25% per annum, 5.0% of which will be paid on a current cash basis and the remainder to accrue and be added to the outstanding principal balance. Interest shall be compounded quarterly. If at any time Old Doma (now known as States Title) is in an event of default under the Senior Debt, outstanding amounts shall bear interest at the default interest rate of 15.00%. Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 4.2 million shares of our common stock. The Senior Debt is secured by a first-priority pledge and security interest in substantially all of the assets (tangible and intangible) of our wholly owned subsidiary States Title (which represent substantially all of our assets) and any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). States Title is subject to customary affirmative, negative and financial covenants, including, among other things, minimum liquidity of $20.0 million (as of the last day of any month), minimum consolidated annual revenue of $130.0 million, limits on the incurrence of indebtedness, restrictions on asset sales outside the ordinary course of business and material acquisitions, limitations on dividends and other restricted payments. States Title was in compliance with the Senior Debt covenants as of September 30, 2022. The Senior Debt also includes customary events of default for facilities of this type and provides that, if an event of default occurs and is continuing, the Senior Debt will amortize requiring regular payments on a straight-line basis over the subsequent 24-month calendar period, but not to extend beyond the maturity date.
The estimated fair value of the Senior Debt at September 30, 2022 was $159.9 million. No active or observable market exists for the Senior Debt and, as a result, this is a Level 3 fair value measurement. Therefore, the estimated fair value of the Senior Debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.
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
For the three and nine months ended September 30, 2022, a decrease in stock-based compensation expense of $1.2 million and $4.2 million, respectively, was recognized due to changes in the estimated probability of the financial metrics associated with certain PRSUs. Stock-based compensation expense for the three months ended September 30, 2022 and 2021 was $7.7 million and $3.0 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2022 and 2021 was $27.4 million and $9.0 million, respectively.

Stock options (ISO and NSO)
During the nine months ended September 30, 2022, the Company had the following stock option activity:

	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value ($)

Outstanding as of December 31, 2021	24,255,204	$0.51	7.91	$109,061
Granted	—	—	0
Exercised	(1,960,728)	0.54	4.19
Cancelled or forfeited	(3,213,233)	0.61	2.08
Outstanding as of September 30, 2022	19,081,243	$0.58	6.98	$198

Options exercisable as of September 30, 2022	13,349,677	$0.54	6.64	$198
As of September 30, 2022, there was $14.8 million of stock-based compensation expense that had yet to be recognized related to nonvested stock option grants.
RSAs, RSUs and PRSUs
During the nine months ended September 30, 2022, the Company had the following non-vested RSA, RSU and PRSU activity:

	Number of RSAs, RSUs and PRSUs	Average Grant Date Fair Value ($)
Non-vested at December 31, 2021	18,579,930	$6.11
Granted	38,084,744	1.90
Vested	(3,032,377)	5.65
Adjustment for PRSUs expected to vest	(3,172,883)	5.91
Cancelled or Forfeited	(14,770,922)	3.70
Non-vested at September 30, 2022	35,688,492	$2.67
As of September 30, 2022, there was $87.8 million of stock-based compensation expense that had yet to be recognized related to nonvested RSAs, RSUs and PRSUs.
Market-based awards
The market-based awards were measured at fair market value on the grant date, and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. The fair value of the market-based awards was determined using a Monte Carlo simulation valuation model using a distribution of potential stock price outcomes on a daily basis over the original 4-year vesting period. The unobservable significant inputs to the valuation model at the time of award issuance were as follows:

Stock price at issuance	$0.92
Expected volatility	75.0%
Risk-free interest rate	3.14%
Current expected term	3.9
Expected dividend yield	—%

During the nine months ended September 30, 2022, the Company had the following non-vested market-based award activity:

	Number of Market-based awards	Average Grant Date Fair Value ($)
Non-vested at December 31, 2021	—	$—
Granted	2,435,325	0.32
Vested	—	—
Cancelled or Forfeited	—	—
Non-vested at September 30, 2022	2,435,325	$0.32
As of September 30, 2022, there was $0.7 million of stock-based compensation expense that had yet to be recognized related to nonvested market-based awards.
10.  Earnings per share
The calculation of the basic and diluted EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to Doma Holdings, Inc.	$(84,113)	$(34,270)	$(192,791)	$(69,327)

Denominator
Weighted-average common shares – basic and diluted	326,820,954	245,003,754	325,207,884	128,105,954

Net loss per share attributable to stockholders
Basic and diluted	$(0.26)	$(0.14)	$(0.59)	$(0.54)
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

	As of September 30,
	2022	2021
Outstanding stock options	19,081,243	26,283,820
Warrants for common and preferred stock	18,022,750	18,022,750
RSA’s, RSU’s and PRSU’s	35,688,492	938,304
Market-based awards	2,435,325	—
Sponsor Covered Shares and Seller Earnout Shares	17,531,270	17,826,268
Total antidilutive securities	92,759,080	63,071,142

11.  Related party transactions
Equity held by Lennar
In connection with the North American Title Acquisition, subsidiaries of Lennar were granted equity in the Company. As of September 30, 2022, Lennar, through its subsidiaries, held 25.1% of the Company on a fully diluted basis.

Transactions with Lennar
In the routine course of its business, Doma Title Insurance, Inc. (“DTI”) underwrites title insurance policies for a subsidiary of Lennar. The Company recorded the following revenues and premiums retained by Third-Party Agents from these transactions, which are included within our Underwriting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$34,795	$30,298	$96,126	$81,925
Premiums retained by Third-Party Agents	27,932	24,772	77,542	66,606

	September 30, 2022	December 31, 2021
Net receivables	$3,850	$3,883
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
Commitments and other contingencies
The Company also administers escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. These escrow deposits amounted to $159.1 million and $204.8 million at September 30, 2022 and December 31, 2021, respectively. Such deposits are not reflected in the condensed consolidated balance sheets, but the Company could be contingently liable for them under certain circumstances (for example, if the Company disposes of escrowed assets). Such contingent liabilities have not materially impacted the results of operations or financial condition to date and are not expected to do so in the future.
See Note 17 in our condensed consolidated financial statements for information on our operating lease obligations.
13.  Accrued expenses and other liabilities
Accrued expenses and other liabilities include the following:

	September 30, 2022	December 31, 2021
Employee compensation and benefits	$23,380	$32,756
Other	11,575	21,393
Total accrued expenses and other liabilities	$34,955	$54,149
Workforce reduction plans
In the second and third quarter of 2022, the Company executed separate workforce reduction plans (collectively, the “Reduction Plans”) to improve cost efficiency and align with strategic investments in the Doma Intelligence platform. The Reduction Plans in the second and third quarter included the elimination of approximately 561 positions across the Company, or approximately 27% of the Company’s then current workforce. The Company is substantially complete with the Reduction Plans as of September 30, 2022.

Liabilities associated with the Reduction Plans are included in accrued expenses and other liabilities in the condensed consolidated balance sheet as of September 30, 2022.
The following table summarizes activity related to the liabilities associated with the Reduction Plans:

Total
Balance as of January 1, 2022	$—
Charges incurred (1)	8,396
Payments and other adjustments	(7,829)
Balance as of September 30, 2022	$567
________________
(1) Charges incurred include employee benefits, severance, payroll taxes and related facilitation costs offset by forfeitures of bonus.
In the nine months ended September 30, 2022, forfeited stock-based compensation associated with the Reduction Plans was $1.9 million.
14.  Employee benefit plan
The Company sponsors a defined contribution 401(k) plan for its employees (the “Retirement Savings Plan”). The Retirement Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. All full-time employees age 18+ are eligible to enroll in the Retirement Savings Plan on their first day of employment. Company matching contributions begin upon employee enrollment in the Retirement Savings Plan. Prior to January 1, 2022, the Company provided an employer match up to 50% of the first 6% of elective contributions, and there were no matching contributions in excess of 3% of compensation. Effective January 1, 2022, the Company provides an employer match up to 100% on the first 1% of elective contributions and 50% on the next 5% of elective contributions. The maximum matching contribution is 3.5% of compensation.
For the three months ended September 30, 2022 and 2021, the Company made contributions for the benefit of employees of $1.3 million and $0.7 million, respectively, to the Retirement Savings Plan. For the nine months ended September 30, 2022 and 2021, the Company made contributions for the benefit of employees of $3.6 million and $2.0 million to the Retirement Savings Plan.
15.  Research and development
For the three and nine months ended September 30, 2022 and 2021, the Company recorded the following related to research and development expenses and capitalized internally developed software costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses incurred	$3,660	$5,402	$14,781	$10,849
Capitalized internally developed software costs	8,393	5,347	25,603	14,157
Research and development spend, inclusive of capitalized internally developed software cost	$12,053	$10,749	$40,384	$25,006
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
On September 3, 2021, the Company filed a Registration Statement on Form S-1 (No. 333-258942), as amended, with the SEC (which was declared effective on September 8, 2021; and the Company subsequently filed a post-effective amendment thereto, which was declared effective on March 30, 2022), which related to, among other things, the issuance of an aggregate of up to 17,333,333 shares of common stock issuable upon the exercise of the Warrants. As of September 30, 2022, the aggregate values of the Public and Private Warrants were $0.7 million and $0.4 million, respectively, representing Warrants outstanding to purchase 11,500,000 shares and 5,833,333 shares, respectively, of our common stock. As of December 31, 2021, the aggregate values of the Public and Private Warrants were $10.9 million and $5.5 million, respectively, representing Warrants outstanding to purchase 11,500,000 shares and 5,833,333 shares, respectively, of our common stock. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrants and Sponsor Covered Shares liabilities in the condensed consolidated statements of operations.
17. Leases
The Company has operating leases consisting of office space and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of September 30, 2022, we have leases with remaining terms of 1 month to 7.0 years, some of which may include no options for renewal and others with options to extend the lease terms from 1 year to 5 years. The components of our operating leases were as follows:

Nine months ended September 30, 2022
Components of lease expense:
Operating lease expense	$9,097
Less sublease income	(250)
Net lease expense	8,847

Cash flow information related to leases:
Operating cash outflow from operating leases during the nine months ended September 30, 2022	$8,174

September 30, 2022
Right-of-use assets obtained during the nine months ended September 30, 2022 in exchange for new operating lease liabilities	$9,857
Weighted average remaining lease term	4.19 years
Weighted average discount rate	10%

Maturities of lease liabilities:	September 30, 2022
2022	$2,614
2023	9,719
2024	8,272
2025	6,066
2026	4,585
Thereafter	4,462
Total lease payments	35,718
Less imputed interest	(6,629)
Lease liabilities	$29,089
18.  Subsequent events
In the preparation of the accompanying condensed consolidated financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company's financial statements, noting no subsequent events or transactions that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Doma should be read together with the unaudited condensed consolidated financial statements as of September 30, 2022 and 2021 and for the three and nine months ended September 30, 2022 and 2021, together with the related notes thereto, contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as the audited consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019, together with related notes thereto, contained in our annual report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties and should be read in conjunction with the disclosures and information contained in “Cautionary Note Regarding Forward-Looking Statements” in the Annual Report. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A “Risk Factors” or in other parts of the Annual Report. Certain amounts may not foot due to rounding. All forward-looking statements in this Quarterly Report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

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

•Local Markets (“Local”) – we target partnerships with realtors, attorneys and non-centralized loan originators via a 105-branch footprint across ten states as of September 30, 2022. For the quarter ended September 30, 2022, approximately 90% of our lender and owner policies from our Local channel were underwritten by Doma, while the remaining share was underwritten by third-party underwriters.
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
Through the first three quarters of 2022, to combat inflation, the Federal Reserve has raised the benchmark interest rate by a total of 300 basis points, including separate 75 basis point increases in June, July, and September of 2022. The Federal Reserve raised the benchmark interest rate by another 75 basis points in November of 2022. Average interest rates for a 30-year fixed rate mortgage rose to 6.11% as of September 2022 as compared to 2.9% for the corresponding period of 2021. As interest rates rise, the outlook on refinance transactions continues to decline.
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
The following table presents our key operating and financial indicators, as well as the relevant generally accepted accounting principles (“GAAP”) measures, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except for open and closed order numbers)
Key operating data:
Opened orders	21,509	52,867	81,932	135,442
Closed orders	15,302	35,300	61,448	99,386
GAAP financial data:
Revenue (1)	$107,856	$162,582	$343,807	$420,364
Gross profit (2)	$7,355	$28,302	$21,632	$81,232
Net loss	$(84,113)	$(34,270)	$(192,791)	$(69,327)
Non-GAAP financial data (3):
Retained premiums and fees	$42,715	$70,986	$143,426	$193,249
Adjusted gross profit	$11,606	$30,280	$32,866	$88,937
Ratio of adjusted gross profit to retained premiums and fees	27%	43%	23%	46%
Adjusted EBITDA	$(30,232)	$(20,109)	$(118,527)	$(35,291)
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
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before interest, income taxes and depreciation and amortization, and further adjusted to exclude the impact of stock-based compensation, severance costs, goodwill impairment and the change in fair value of Warrant and Sponsor Covered Shares liabilities. See “—Non-GAAP Financial Measures” below for a reconciliation of our adjusted EBITDA to net loss, the most closely comparable GAAP measure and additional information about the limitations of our non-GAAP measures.
We review adjusted EBITDA as an important measure of our recurring and underlying financial performance, and believe it is useful to investors for the same reason.
Key Components of Revenues and Expenses
Revenues
Net premiums written
We generate net premiums by underwriting title insurance policies and recognize premiums in full upon the closing of the underlying transaction. For some of our Third-Party Agents, we also accrue premium revenue for title insurance policies we estimate to have been issued in the current period but reported to us by the Third-Party Agent in a subsequent period. See “—Critical Accounting Policies and Estimates— Accrued net premiums written from Third-Party Agent referrals” below for further explanation of this accrual. For the three and nine months ended September 30, 2022 and 2021, the average time lag between the issuing of these policies by our Third-Party Agents and the reporting of these policies or premiums to us has been approximately three months. Net premiums written is inclusive of the portion of premiums retained by Third-Party Agents, which is recorded as an expense, as described below.
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
Investment, dividends and other income
Investment, dividends and other income are mainly generated from our investment portfolio. We primarily invest in fixed income securities, mainly composed of corporate debt obligations, certificates of deposit, U.S. Treasuries, foreign government securities and mortgage loans.
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
Personnel costs
Personnel costs include base salaries, employee benefits, bonuses paid to employees, stock-based compensation, payroll taxes and severance. This expense is primarily driven by the average number of employees and our hiring activities in a given period.
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
Goodwill impairment
Goodwill impairment consists of non-cash impairment charges relating to goodwill. We review goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that an impairment may exist. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.
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

Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$94,488	$141,491	$(47,003)	(33)%
Escrow, other title-related fees and other	12,627	20,452	(7,825)	(38)%
Investment, dividend and other income	741	639	102	16%
Total revenues	$107,856	$162,582	$(54,726)	(34)%
Expenses:
Premiums retained by Third-Party Agents	$65,141	$91,596	$(26,455)	(29)%
Title examination expense	3,709	5,289	(1,580)	(30)%
Provision for claims	4,665	6,685	(2,020)	(30)%
Personnel costs	60,481	62,410	(1,929)	(3)%
Other operating expenses	20,656	21,693	(1,037)	(5)%
Goodwill impairment	33,746	—	33,746	*
Total operating expenses	$188,398	$187,673	$725	—%

Loss from operations	(80,542)	(25,091)	(55,451)	221%

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	1,438	(4,478)	5,916	(132)%
Interest expense	(4,584)	(4,531)	(53)	1%
Loss before income taxes	(83,688)	(34,100)	(49,588)	145%

Income tax expense	(425)	(170)	(255)	150%
Net loss	$(84,113)	$(34,270)	$(49,843)	145%

* = Not presented as prior period amount is zero

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$299,080	$358,754	$(59,674)	(17)%
Escrow, other title-related fees and other	43,106	59,092	(15,986)	(27)%
Investment, dividend and other income	1,621	2,518	(897)	(36)%
Total revenues	$343,807	$420,364	$(76,557)	(18)%
Expenses:
Premiums retained by Third-Party Agents	$200,381	$227,115	$(26,734)	(12)%
Title examination expense	14,836	15,643	(807)	(5)%
Provision for claims	15,586	16,741	(1,155)	(7)%
Personnel costs	211,507	159,829	51,678	32%
Other operating expenses	67,047	53,038	14,009	26%
Goodwill impairment	33,746	—	33,746	*
Total operating expenses	$543,103	$472,366	$70,737	15%

Loss from operations	(199,296)	(52,002)	(147,294)	283%

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	20,531	(4,478)	25,009	(558)%
Interest expense	(13,280)	(12,341)	(939)	8%
Loss before income taxes	(192,045)	(68,821)	(123,224)	179%

Income tax expense	$(746)	$(506)	$(240)	47%
Net loss	$(192,791)	$(69,327)	$(123,464)	178%

* = Not presented as prior period amount is zero
Revenue
Net premiums written. Net premiums written decreased by $47.0 million, or 33%, in the three months ended September 30, 2022 compared to the same period in the prior year, driven by a 54% decrease in premiums from our Direct Agents channel and a 27% decrease in premiums from our Third-Party Agents channel. Net premiums written decreased by $59.7 million, or 17%, in the nine months ended September 30, 2022 compared to the same period in the prior year, driven by a 35% decrease in premiums from our Direct Agents channel and an 11% decrease from our Third-Party Agents channel.
For the three and nine months ended September 30, 2022, Direct Agents premium decline was driven by closed order decline of 57% and 38%, respectively. For the three and nine months ended September 30, 2022, the decrease in premiums from our Third-Party Agents channel was driven by an overall decrease in market activity, specifically in the refinance market, resulting from the rising interest rate environment, partially offset by an increase in premiums associated with new home buildings that closed during the periods.
Escrow, other title-related fees and other. Escrow, other title-related fees and other decreased $7.8 million, or 38%, in the three months ended September 30, 2022 and decreased $16.0 million, or 27%, in the nine months ended September 30, 2022, compared to the same periods in the prior year, driven by the corresponding closed order decline of 57% and 38%, respectively. The decline in closed order activity was partially offset by higher average escrow fees per direct order of 42% and 18% in the three and nine months ended September 30, 2022, respectively, compared to the same period in the prior year, resulting from a higher mix of purchase orders.
Investment, dividend and other income. Investment, dividend and other income decreased $0.9 million or 36% in the nine months ended September 30, 2022 compared to the same period in the prior year, primarily due to one-time realized gains on investments from portfolio rebalancing during the nine months ended September 30, 2021.
Expenses
Premiums retained by Third-Party Agents. Premiums retained by Third-Party Agents decreased by $26.5 million, or 29%, in the three months ended September 30, 2022 and decreased by $26.7 million, or 12%, for the nine months ended September 30, 2022 compared to the same periods in the prior year.  These movements were driven principally by decreases in premium in our Third-Party Agents channel. There was no material change in the average commissions paid to our Third-Party Agents.
Title examination expense. Title examination expense decreased by $1.6 million, or 30%, in the three months ended September 30, 2022 and decreased by $0.8 million, or 5%, in the nine months ended September 30, 2022 compared to the same periods in the prior year, due to the corresponding declines in order volumes. Offsetting these declines was an increase in fixed expenses incurred to support fulfillment, including title plant maintenance expenses and software license fees.
Provision for claims. Provision for claims decreased by $2.0 million, or 30%, in the three months ended September 30, 2022 compared to the same period in the prior year, primarily due to a reduction in the provision for claims related to the current year due to the corresponding decrease in premiums written. This was offset by a decrease in reserve releases for claims incurred from prior period business. For the three months ended September 30, 2022 reserve releases related to prior period policies were $0.5 million compared to $2.4 million for the corresponding period in the prior year. The provision for claims, expressed as a percentage of net premiums written, was 4.9% and 4.7% for the three months ended September 30, 2022 and 2021, respectively.
Provision for claims decreased by $1.2 million, or 7%, for the nine months ended September 30, 2022 compared to the same period in the prior year, primarily due to a reduction in the provision for claims related to the current year due to the corresponding decrease in premiums written. For the nine months ended September 30, 2022 reserve releases related to prior year policies were $2.6 million compared to $6.8 million for the corresponding period in the prior year. The provision for claims, expressed as a percentage of net premiums written, was 5.2% and 4.7% for the nine months ended September 30, 2022 and 2021, respectively. The reported loss emergence on policies issued in prior years was lower than expected.
Personnel costs. Personnel costs decreased by $1.9 million, or 3%, for the three months ended September 30, 2022 compared to the same period in the prior year, due to decreases in direct labor and customer acquisition expenses partially offset by increases in severance costs from previously disclosed workforce reduction plans and stock compensation expense. The Company’s personnel costs benefited during the quarter as a result of the workforce reduction plans.
Personnel costs increased by $51.7 million, or 32%, in the nine months ended September 30, 2022 compared to the same period in the prior year, due to investments in direct labor and customer acquisition, investments in research and development, the expansion of our corporate support functions to operate as a public company, and an increase in operations and management staff supporting the Direct Agents channel as the organization invested in driving growth of Doma Intelligence-enabled closings.
Other operating expenses. Other operating expenses decreased by $1.0 million, or 5%, in the three months ended September 30, 2022 primarily due to decreases in outside professional service fees and premium taxes resulting from the overall reduction in revenue. These decreases were partially offset by higher amortization expenses related to investments in the development of our Doma Intelligence platform.
In the nine months ended September 30, 2022, other operating expenses increased by $14.0 million, or 26%, compared to the same periods in the prior year, driven by higher insurance costs, higher amortization expenses related to investments in the development of our Doma Intelligence platform, higher occupancy costs, higher expenses to support revenue growth such as hardware and software purchases, and higher corporate support expenses to operate as a public company, such as improved operating systems, and travel and entertainment spend.
Goodwill impairment. Goodwill impairment increased by $33.7 million in the three and nine months ended September 30, 2022 due to lower forecasted revenue as a result of adverse mortgage and housing market conditions, including rapidly rising interest rates and low housing inventory, and a sustained decrease in the Company’s stock price.
Change in fair value of Warrant and Sponsor Covered Shares liabilities. The change in fair value of Warrant and Sponsor Covered Shares liabilities (as defined in Note 3) decreased by $5.9 million, or 132%, in the three months ended September 30, 2022 and by $25.0 million, or 558%, in the nine months ended September 30, 2022 compared to the same periods in the prior year due to adverse changes in the inputs to the valuation of the liabilities, primarily the Company’s declining stock price. In 2021, the change in fair value of Warrant and Sponsor Covered Shares liabilities was an expense, and in 2022, it is a benefit.
Interest expense. Interest expense remained flat in the three months ended September 30, 2022 as there was no material change in the debt structure between those periods. Interest expense increased by $0.9 million, or 8%, in the nine months ended September 30, 2022 compared to the same period in the prior year, due to a higher amount of average debt outstanding, which is a result of the paid in kind interest expense on the $150.0 million Senior Debt facility that was funded during the first quarter of 2021.
Supplemental Segment Results Discussion – Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021
The following table sets forth a summary of the results of operations for our Distribution and Underwriting segments for the years indicated. See “—Basis of Presentation” above.

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Distribution	Underwriting	Eliminations	Consolidated	Distribution	Underwriting	Eliminations	Consolidated
	(in thousands)
Net premiums written	$—	$94,488	$—	$94,488	$—	$141,587	$(96)	$141,491
Escrow, other title-related fees and other (1)	24,778	1,064	(13,215)	12,627	47,573	823	(27,944)	20,452
Investment, dividend and other income	(55)	796	—	741	47	592	—	639
Total revenue	$24,723	$96,348	$(13,215)	$107,856	$47,620	$143,002	$(28,040)	$162,582
Premiums retained by agents (2)	—	78,356	(13,215)	65,141	—	119,636	(28,040)	91,596
Direct labor (3)	17,353	2,867	—	20,220	21,791	2,157	—	23,948
Other direct costs (4)	3,710	2,514	—	6,224	5,650	4,423	—	10,073
Provision for claims	737	3,928	—	4,665	1,243	5,442	—	6,685
Adjusted gross profit (5)	$2,923	$8,683	$—	$11,606	$18,936	$11,344	$—	$30,280

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Distribution	Underwriting	Eliminations	Consolidated	Distribution	Underwriting	Eliminations	Consolidated
	(in thousands)
Net premiums written	$—	$299,080	$—	$299,080	$—	$359,730	$(976)	$358,754
Escrow, other title-related fees and other (1)	89,071	2,402	(48,367)	43,106	131,506	2,621	(75,035)	59,092
Investment, dividend and other income	(74)	1,695	—	1,621	130	2,388	—	2,518
Total revenue	$88,997	$303,177	$(48,367)	$343,807	$131,636	$364,739	$(76,011)	$420,364
Premiums retained by agents (2)	—	248,748	(48,367)	200,381	—	303,126	(76,011)	227,115
Direct labor (3)	63,997	7,911	—	71,908	56,884	5,945	—	62,829
Other direct costs (4)	15,143	7,923	—	23,066	16,846	7,896	—	24,742
Provision for claims	2,593	12,993	—	15,586	1,777	14,964	—	16,741
Adjusted gross profit (5)	$7,264	$25,602	$—	$32,866	$56,129	$32,808	$—	$88,937
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
Distribution segment revenue decreased by $22.9 million, or 48%, and $42.6 million, or 32%, for three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year, driven by the closed order decline discussed above. For the three and nine months ended September 30, 2022, higher average escrow revenue per order in both periods from a higher ratio of purchase orders, which carry a higher price point compared to refinance orders, offset the decrease in closed orders.
Underwriting segment revenue decreased by $46.7 million, or 33%, and $61.6 million, or 17%, for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year, reflecting the reduction in title policies underwritten from both Direct and Third-Party Agents as a result of current market conditions.
Distribution segment adjusted gross profit decreased by $16.0 million, or 85%, and $48.9 million, or 87%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year, driven by closed order decline and investments in fulfillment infrastructure to support volume growth and migration of transactions to the Doma Intelligence platform. The impact of increases in direct labor as a percentage of revenue slowed during the three months ended September 30, 2022 as a result of the workforce reduction actions taken during the second and third quarters of 2022.
Underwriting segment adjusted gross profit decreased by $2.7 million, or 23%, and $7.2 million, or 22%, for three and nine months ended September 30, 2022, as compared to the same periods in the prior year, reflecting the reduction in title policies underwritten from both Direct and Third-Party Agents as a result of current market conditions. Contributing to the declines are higher direct labor expenses as a percentage of revenue and an increase in the provision for claims ratio. For the nine month period, an increase in the premium tax to revenue ratio contributed to the decline in adjusted gross profit for the Underwriting segment.
Supplemental Key Operating and Financial Indicators Results Discussion – Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021
The following table presents our key operating and financial indicators, including our non-GAAP financial measures, for the periods indicated, and the changes between periods. This discussion should be read only as a supplement to the discussion of our GAAP results above. See “—Non-GAAP Financial Measures” below for important information about the non-GAAP financial measures presented below and their reconciliation to the respective most closely comparable GAAP measures.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages and open and closed order numbers)
Opened orders	21,509	52,867	(31,358)	(59)%
Closed orders	15,302	35,300	(19,998)	(57)%

Retained premiums and fees	$42,715	$70,986	$(28,271)	(40)%
Adjusted gross profit	11,606	30,280	(18,674)	(62)%
Ratio of adjusted gross profit to retained premiums and fees	27%	43%	(16) p.p	(37)%
Adjusted EBITDA	$(30,232)	$(20,109)	$(10,123)	50%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages and open and closed order numbers)
Opened orders	81,932	135,442	(53,510)	(40)%
Closed orders	61,448	99,386	(37,938)	(38)%

Retained premiums and fees	$143,426	$193,249	$(49,823)	(26)%
Adjusted gross profit	32,866	88,937	(56,071)	(63)%
Ratio of adjusted gross profit to retained premiums and fees	23%	46%	(23) p.p	(50)%
Adjusted EBITDA	$(118,527)	$(35,291)	$(83,236)	236%

Opened and closed orders
For the three months ending September 30, 2022, we opened 21,509 orders and closed 15,302 orders, a decrease of 59% and 57%, respectively, over the same period in the prior year. For the nine months ending September 30, 2022, we opened 81,932 orders and closed 61,448 orders, a decrease of 40% and 38%, respectively, over the same period in the prior year. The decline in both open and closed orders in both periods is due to the rising interest rate environment and shrinking population of refinance-eligible homeowners along with the reduction in home inventories that limit overall home purchase transactions.
Closed orders decreased 56% in our Doma Enterprise channel and decreased by 62% in our Local channel for the three months ended September 30, 2022 as compared to the same period in the prior year, due to the contracting refinance market and low home inventories, and further exacerbated by a decline in closed order pull-through rates as prospective transactors were impacted by rapidly rising interest rates.
Closed orders decreased 16% in our Doma Enterprise channel for the nine months ended September 30, 2022 as compared to the same period in the prior year, due to the market and inventory trend previously described and partially offset by new customer acquisitions, increased wallet share with existing customers, and an expanding geographical footprint. Closed orders decreased 56% in our Local channel for the nine months ended September 30, 2022 as compared to the same period in the prior year, due to the market and inventory trend previously described.
Retained premiums and fees
Retained premiums and fees decreased by $28.3 million, or 40%, and $49.8 million, or 26%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year, driven by closed order reductions and title policy declines across the Direct and Third-Party Agent channels.

Adjusted gross profit
Adjusted gross profit decreased by $18.7 million, or 62%, and $56.1 million, or 63%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year, due to declines in retained premiums and fees in the same periods. Investments in fulfillment infrastructure to support volume growth and migration of transactions to the Doma Intelligence platform contributed to the decrease in adjusted gross profit. The impact of increases in direct labor as a percentage of revenue slowed during the three months ended September 30, 2022 as a result of the workforce reduction actions taken during the second and third quarters of 2022.
Ratio of adjusted gross profit to retained premiums and fees
The ratio of adjusted gross profit to retained premiums and fees decreased 16 percentage points and 23 percentage points during the three and nine months ended September 30, 2022 compared to the same periods in the prior year due to closed order reductions and title policy declines. Additionally, the decreases are due to a higher ratio of direct labor expenses as a percentage of retained premiums and fees and an increase in the provision for claims ratio compared to the same periods in the prior year. The rise in direct labor expenses are the result of hiring fulfillment labor in advance of volume growth and the near-term inefficiencies associated with the migration of transactions to the Doma Intelligence platform. The impact of increases in direct labor as a percentage of revenue slowed during the three months ended September 30, 2022 as a result of the workforce reduction actions taken during the second and third quarters of 2022.
Offsetting impacts to the ratio of adjusted gross profit to retained premiums and fees during the three months ended September 30, 2022 were a higher mix of closed purchase orders, which carry a higher price point as compared to closed refinance orders, and a reduction in the premium tax ratio compared to the same period in the prior year.
Adjusted EBITDA
Adjusted EBITDA decreased by $10.1 million to negative $30.2 million and by $83.2 million to negative $118.5 million for the three and nine months ended September 30, 2022 due to a decrease in retained premium and fees and higher operating costs from investments in corporate support functions to operate as a public company, research and development, and operations and management staff to accelerate growth and transformation of our home purchase product offering on the Doma Intelligence platform. The impact of increases in direct labor as a percentage of revenue slowed during the three months ended September 30, 2022 as a result of the workforce reduction actions taken during the second and third quarters of 2022.
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

Retained premiums and fees
The following presents our retained premiums and fees and reconciles the measure to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue	$107,856	$162,582	$343,807	$420,364
Minus:
Premiums retained by Third-Party Agents	65,141	91,596	200,381	227,115
Retained premiums and fees	$42,715	$70,986	$143,426	$193,249
Minus:
Direct labor	20,220	23,948	71,908	62,829
Provision for claims	4,665	6,685	15,586	16,741
Depreciation and amortization	4,251	1,978	11,234	7,705
Other direct costs (1)	6,224	10,073	23,066	24,742
Gross Profit	$7,355	$28,302	$21,632	$81,232
__________________
(1)Includes title examination expense, office supplies, and premium and other taxes.

Adjusted gross profit
The following table reconciles our adjusted gross profit to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Gross Profit	$7,355	$28,302	$21,632	$81,232
Adjusted for:
Depreciation and amortization	4,251	1,978	11,234	7,705
Adjusted Gross Profit	$11,606	$30,280	$32,866	$88,937
Adjusted EBITDA
The following table reconciles our adjusted EBITDA to our net loss, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss (GAAP)	$(84,113)	$(34,270)	$(192,791)	$(69,327)
Adjusted for:
Depreciation and amortization	4,251	1,978	11,234	7,705
Interest expense	4,584	4,531	13,280	12,341
Income taxes	425	170	746	506
EBITDA	$(74,853)	$(27,591)	$(167,531)	$(48,775)
Adjusted for:
Stock-based compensation	7,746	3,004	27,394	9,006
Severance costs	4,567	—	8,395	—
Goodwill impairment	33,746	—	33,746	—
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(1,438)	4,478	(20,531)	4,478
Adjusted EBITDA	$(30,232)	$(20,109)	$(118,527)	$(35,291)

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
We had $189.4 million in cash and cash equivalents and restricted cash and $47.6 million in available-for-sale debt securities as of September 30, 2022. We believe our cash on hand and the available-for-sale debt securities will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report.
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
Other commitments and contingencies
Our commitments for leases, excluding any imputed interest, related to our office space and equipment, amounted to $35.7 million as of September 30, 2022 of which $2.6 million is payable in 2022. Refer to Note 17 to our condensed consolidated financial statements for a summary of our future commitments. Our headquarters lease expires in 2024. As of September 30, 2022, we did not have any other material commitments for cash expenditures. We also administer escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. Such deposits are not reflected on our balance sheet, but we could be contingently liable for them under certain circumstances (for example, if we dispose of escrowed assets). Such contingent liabilities have not materially impacted our results of operations or financial condition to date and are not expected to do so in the near term.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(139,197)	$(32,547)
Net cash used in investing activities	(55,596)	(18,313)
Net cash provided by financing activities	330	352,528
Operating activities
In the first nine months of 2022, net cash used in operating activities was $139.2 million driven by the net loss of $192.8 million, cash paid for accrued expenses of $18.1 million and non-cash costs relating to the change in the fair value of warrant and Sponsor Covered Shares liabilities of $20.5 million. This was offset by changes in prepaid expenses, deposits and other assets of $3.1 million and the liability for loss and loss adjustments expenses of $3.5 million and non-cash costs including depreciation and amortization of $11.2 million and stock-based compensation expense of $27.8 million.
In the first nine months of 2021, net cash used in operating activities was $32.5 million driven by the net loss of $69.3 million and cash paid for prepaid expenses associated with the Business Combination of $14.8 million. This was partially offset by increases of accrued expenses and other liabilities of $13.8 million and the liability for loss and loss adjustment expenses of $8.9 million and non-cash costs including depreciation and amortization of $7.7 million and stock-based compensation expense of $8.4 million.
Investing activities
Our capital expenditures have historically consisted mainly of costs incurred in the development of the Doma Intelligence platform. Our other investing activities generally consist of transactions in fixed maturity investment securities to provide regular interest payments.
In the first nine months of 2022, net cash used in investing activities was $55.6 million, and reflected $4.0 million and $49.6 million of purchases of held-to-maturity and available-for-sale fixed maturity securities, respectively, offset by $23.8 million of proceeds from the sale of held-to-maturity investments. Cash paid for fixed assets was $29.1 million in the same period, largely consisting of technology development costs related to the Doma Intelligence platform.
In the first nine months of 2021, net cash used in investing activities was $18.3 million, and reflected mainly $33.4 million of proceeds from the sale of investments offset by $33.7 million of purchases of investments. Cash paid for fixed assets was $18.8 million in the same period, largely consisting of technology development costs related to Doma Intelligence.
Financing activities
Net cash provided by financing activities was immaterial in the first nine months of 2022.
Net cash provided by financing activities was $352.5 million in the first nine months of 2021, reflecting $625.0 million in proceeds from the Business Combination and PIPE Investment (as defined in Note 3) and $150.0 million in proceeds from the Senior Debt. This increase was offset by $294.9 million in redemptions of redeemable common and preferred stock and $63.2 million in payment of costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment. The net cash provided by financing activities was also offset by the $65.5 million repayment of the Lennar seller financing note.
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

Our total loss reserve as of September 30, 2022 amounted to $83.8 million, which we believe, based on historical claims experience and actuarial analyses, is adequate to cover claim losses resulting from pending and future claims for policies issued through September 30, 2022.
A summary of the Company’s loss reserves is as follows:

	September 30, 2022		December 31, 2021
	($ in thousands)
Known title claims	$6,708	8%	$7,578	9%
IBNR title claims	76,760	91%	72,621	90%
Total title claims	$83,468	99%	$80,199	99%
Non-title claims	323	1%	68	1%
Total loss reserves	$83,791	100%	$80,267	100%
We continually review and adjust our reserve estimates to reflect loss experience and any new information that becomes available.
Goodwill
We have significant goodwill on our balance sheet related to acquisitions, as goodwill represents the excess of the acquisition price over the fair value of net assets acquired and liabilities assumed in a business combination. Goodwill is tested and reviewed annually for impairment on October 1 of each year, and between annual tests if events or circumstances arise that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In addition, an interim impairment test may be completed upon a triggering event or when there is a reorganization of reporting structure or disposal of all or a portion of a reporting unit. As of September 30, 2022, we had $77.7 million of goodwill, relating to the North American Title Acquisition, of which $54.3 million and $23.4 million was allocated to our Distribution and Underwriting reporting units, respectively.
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
We conduct our annual goodwill impairment test as of October 1. Based on the last annual test performed, we determined, after performing a test of each reporting unit, that the fair value of each reporting unit exceeded its respective carrying value. During the three months ended September 30, 2022, management determined that the Company was less likely to reach previously forecasted revenue as a result of adverse mortgage and housing market conditions, including rapidly rising interest rates and low housing inventory. Additionally, these factors and a significant, sustained decrease in the Company’s stock price in the three months ended September 30, 2022 indicated that the Company had a triggering event. The Company performed a valuation of the Distribution and Underwriting reporting units using discounted cash flow and market valuation methodologies. The resulting valuation of the Underwriting reporting unit indicated that its estimated fair value was above its carrying value. The estimated fair value of the Distribution reporting unit was below its carrying value. As such, the Company determined that the Distribution reporting unit’s goodwill was impaired. During the three months ended September 30, 2022, the Company recognized a goodwill impairment charge of $33.7 million.
The assumptions used in the reporting unit valuations require significant judgment, including judgment about appropriate growth rates, and the amount and timing of expected future cash flows. The Company’s forecasted cash flows were based on the current assessment of the markets and were based on assumed growth rates expected as of the measurement date. The key assumptions used in the cash flows were long-term revenue forecasts, profit margins, discount rates and terminal growth rates. The assumptions used consider the current early growth stage of the Company, comparison of the Company’s market capitalization to enterprise value, and the emergence from a period impacted by COVID-19 and related macroeconomic trends. The industry markets are currently at volatile levels and future developments are difficult to predict. The Company believes that its procedures for estimating future cash flows for each reporting unit are reasonable and consistent with current market conditions as of the testing date. If the markets that impact the Company’s business continue to deteriorate, the Company could recognize further goodwill impairment.
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
We obtained a third-party valuation of the Sponsor Covered Shares as of December 31, 2021 and September 30, 2022 using the Monte Carlo simulation methodology and based upon market inputs regarding stock price, dividend yield, expected term, volatility and risk-free rate. The share price represents the trading price as of each valuation date. The expected dividend yield is zero as we have never declared or paid cash dividends and have no current plans to do so during the expected term. The expected term represents the vesting period, which is 8.8 years. The expected volatility of 75.0% was estimated considering (i) the Doma implied volatility calculated using longest term stock option (ii) the Doma implied warrant volatility using the term of the Public and Private Warrants and (iii) median leverage adjusted (asset) volatility calculated using a set of Guideline Public Companies (“GPCs”). Volatility for the GPCs was calculated over a lookback period of 8.8 years (or longest available data for GPCs whose trading history was shorter than 8.8 years), commensurate with the contractual term of the Sponsor Covered Shares. The risk-free rate utilizes the 10-year U.S. Constant Maturity. Finally, the annual change in control probability is estimated to be 2.0%.
As of September 30, 2022, the Sponsor Covered Shares liability amounted to $0.3 million.
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
The Company’s debt security portfolio is subject to credit risk. For further information on the credit quality of the Company’s investment portfolio at September 30, 2022, see Note 4 to the consolidated financial statements.
The Company also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under our reinsurance programs. For information on our reinsurance programs, see Note 2 to the consolidated financial statements.
Item 4. Controls and Procedures
Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

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
None
Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits.
The exhibits listed on the Exhibit Index to this Quarterly Report on Form 10-Q are filed herewith or incorporated by reference herein:

Exhibit	Description
10.1^	Employment Agreement between Doma Holdings, Inc. and Mike Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2022).
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_________________
^ Management Contract or Compensatory Plan or Arrangement
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMA HOLDINGS, INC.
By:	/s/ Max Simkoff
	Name:	Max Simkoff
	Date:	November 10, 2022
	Title:	Chief Executive Officer
(Principal Executive Officer)

DOMA HOLDINGS, INC.
By:	/s/ Mike Smith
	Name:	Mike Smith
	Date:	November 10, 2022
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)