Form 10-K
period 2022-12-31
Doma Holdings, Inc.
filed 2023-03-08
CIK 1722438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $143,421,421, based on the closing price as reported on the New York Stock Exchange as of such date. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

As of February 24, 2023, there were 330,141,986 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the Registrant’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
◦the current and future health and stability of the economy, financial conditions and residential housing market, including any extended downturn or slowdown;
◦changes in general economic and financial conditions (including federal monetary policy, interest rates, inflation, home price fluctuations, housing inventory, labor shortages and supply chain issues) that may reduce demand for our products and services, lower our profitability or reduce our access to financing;
◦our ability to implement business plans, forecasts and other expectations, and identify and realize additional opportunities; and
◦the impact of COVID-19 on our business;
◦the impact on the real estate finance market from recent macroeconomic events and conditions that have resulted in a significant increase in interest rates largely due to actions of the U.S. Federal Reserve; and
•other factors described in Part I, Item 1A “Risk Factors” set forth this Annual Report.
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
Risks Related to Our Business and Industry
•Legislative and regulatory responses to COVID-19 and resulting macroeconomic trends have adversely affected and could have adverse effects on our business in the future.
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
•We experienced quick growth and may not be able to manage future growth effectively.
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
•We may require additional capital to support business growth or to satisfy our regulatory capital and surplus requirements, and this capital might not be available on acceptable terms, if at all.
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
•Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.
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
Risks Related to Ownership of Our Securities
•If we cannot regain compliance with the NYSE’s continued listing requirements and rules, the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our stockholders’ ability to sell our common stock.
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

•If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
Our mission is to remove friction and frustration from an antiquated real estate transaction process that has been stuck in the 19th century, buried in piles of paper and hampered by technology that is decades out of date. Our approach is based on our innovative cloud platform, “Doma Intelligence,” which will enable us to deliver a significantly improved and more affordable customer experience at every point in the closing process of a home purchase or refinance. Doma’s broader mission is founded on the premise that home ownership represents a key milestone in life that should be available to all individuals.
Overview
Doma was founded in 2016 to focus top-tier data scientists, product managers, and engineers on building game-changing technology to completely reimagine the residential real estate closing process. We founded Doma to create a home ownership process for today’s consumers who expect instant, digital experiences. Our approach to the title and escrow process is driven by our innovative platform, Doma Intelligence. The Doma Intelligence platform is the result of significant investment in research and development over more than six years across a team of more than 100 data scientists and engineers. It creates a revolutionary new real estate closing platform that seeks to eliminate the latent, manual tasks involved in underwriting title insurance, performing core escrow functions, generating closing documentation and getting documents signed and recorded. The platform harnesses the power of data analytics, machine learning and natural language processing, which will enable us to deliver a more affordable and faster closing transaction with a seamless customer experience at every point in the process. Doma’s machine intelligence algorithms are being trained and optimized on 30 years of historical anonymized closing transaction data allowing us to make underwriting decisions in less than a minute and significantly reduce the time, effort and cost of facilitating the entire closing process.
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
For orders driven through the Doma Intelligence platform, our technological edge allows us to provide a strong value proposition. To date, our technology has shown that it is capable of:
•Providing machine learning enabled title commitment decisions on over 80% of our title insurance orders driven through the Doma Intelligence platform in one minute or less. This facilitates a dramatically faster experience than the typical three to five days for legacy title and escrow providers to deliver a title commitment;
•Delivering a notably faster end-to-end process, with customers on average experiencing over 15% faster closings.
Our go-to-market strategy is centered on two principal distribution channels, which we call local markets (“Local”) and strategic and enterprise accounts (“Doma Enterprise”). Our Local channel encompasses a network of 91 branches across the United States as of December 31, 2022, and processes both purchase and refinance transactions, originated primarily through local real estate agents and local branch loan officers. Access to our Local channel began with our acquisition of North American Title Company (“NATC”), which is being rebranded as Doma Insurance Agency in its related markets, and North American Title Insurance Company (“NATIC”), which has been renamed Doma Title Insurance, Inc., in 2019. The embedded licensure across the acquired geographic footprint expanded our capacity to service over 80% of the U.S. market and gave us local market capabilities to directly originate and service both purchase and refinance title and escrow business in key metropolitan areas. Our Doma Enterprise channel focuses on capturing significant volume share from large, centralized lenders and mortgage originators. These partners have developed operating and processing systems for originating and processing refinance transactions at scale. Our Doma Intelligence platform has been used for refinance transactions, with all of the Doma Enterprise order volume on the platform and a portion of transactions from our Local channel running through the Doma Intelligence platform. The acquisition of NATIC also provided us with the advantage of having significantly expanded national underwriting capabilities and a channel to attract independent title agents into the broader Doma ecosystem. We call this third distribution channel of independent title and escrow agents “Indirect Agents.”
We believe we have an attractive business model with strong profitability as highlighted by our approximately 53% and 53% adjusted gross profit as a percentage of retained premiums and fees in our Underwriting segment for the years ended December 31, 2022 and 2021, respectively. We expect to meaningfully grow our business by expanding the use of the Doma Intelligence platform with our Indirect Agents and identifying new ways to leverage our proven instant underwriting capabilities.
We are still only in the early stages of the digital transformation of the real estate experience, with much of the entire closing process still burdened with manual steps that do not match today’s technological and digital advancements. Our nimble business structure, coupled with our strength in data science, will allow us to enter more areas of the closing experience, such as home warranty and other large segments of the broader home ownership industry. We are confident that we can use machine intelligence to help drive a faster, more frictionless home ownership experience, and we will strategically deploy our technology and capital to areas where we can create time and cost savings for our customers.
Industry Background
A Large, Antiquated Market
Residential real estate is one of the largest markets and biggest contributors to the U.S. economy. Approximately 66% of American households owned a home as of the third quarter of 2022, according to the U.S. Census Bureau, and according to the Mortgage Bankers Association, there were nearly 5.7 million homes sold in 2022 for approximately $2.2 trillion of total transaction volume. There were a total of approximately 5.9 million mortgage originations in 2022, split between home purchase financings (approximately 67%) and mortgage refinancings (approximately 33%). Virtually all of these mortgages, whether related to a purchase or refinancing, required title insurance as well as escrow and closing services.
The processes underlying the residential real estate market and the companies providing services to it have remained largely analog as many other industries have quickly migrated toward a more digital world. Digitization of industries across the economy has been associated with delivering goods, services and experiences with vastly improved efficiency and certainty. COVID-19 has increased the demand for technology-first experiences as consumers prioritize safety and convenience. The next wave of first-time homebuyers will be dominated by the over 72 million Americans classified as millennials, according to Statista, who are more oriented toward instant, digital processes than ever before. Over the next several years, as many as 5 million millennials will annually reach age 32 which represents the average age of a first-time homebuyer. This will provide a tailwind for the real estate market as well as for market participants offering technology-enabled and digital services.

Unique Differentiators
The Opportunity for Doma in Title and Escrow
There are several factors that we believe gives Doma a meaningful first mover advantage in delivering a faster, more efficient, more enjoyable and more affordable solution across the title insurance and closing market:
•A proprietary platform based on machine intelligence that has been purpose-built and refined specifically for the unique nuances encountered in U.S. residential real estate transactions and is being trained and optimized on 30 years of proprietary title insurance and closing data obtained as part of the acquisition of NATC and NATIC. Our extensively tested technology has both deepened and broadened referral partners’ reliance on Doma with solutions that remove entire chunks of the closing process.
•A highly specialized approach to fulfilling key service functions that combines deep operational excellence with at-scale centralization to augment our technology-led product offerings and deliver a vastly improved level of service to referral partners and customers. We are powering the most optimal and affordable outcomes by combining cutting-edge technology with deep-market knowledge.
•Owning the end-to-end process of closing, as both an escrow agency and a title insurance underwriter, Doma has a differentiated ability to innovate across the entire end-to-end process of writing a policy, from underwriting to the back-end processing. Our relentless focus on innovation and performance improvement drives new customer acquisition, and growth with existing referral partners, and underpins the high capital-efficiency of our business model.
The Traditional Title and Closing Experience
The process of going from an accepted offer on a home purchase to signed final documents—referred to as the title and closing process—is largely a cumbersome black box with little explanation provided to the customer as to why it takes an average of up to 51 days to complete, according a December 2022 report from ICE Mortgage Technology. The typical process, which is identical for refinance transactions, is outlined below for illustrative purposes:
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
To that end, we have built a proprietary platform called Doma Intelligence. We commercially launched the initial core feature of the Doma Intelligence platform in 2018 and have since built out a set of complementary features that extend cutting edge machine learning across the entire title and escrow process. This platform automates many aspects of the closing process, powered by data science, natural language processing and machine intelligence. Currently, all of our direct refinance order volume from our Doma Enterprise partners are fulfilled through our Doma Intelligence platform. Additionally, during 2022, we worked to migrate an additional portion of our refinance and purchase order volume from our Local channel to be fulfilled through our Doma Intelligence platform. However, we have paused that initiative to migrate additional order volume to the Doma Intelligence platform in December 2022. Our machine intelligence algorithms are being trained and optimized on 30 years of historical data acquired from NATC and NATIC, allowing our Doma Intelligence platform to make a majority of our title underwriting decisions in less than a minute, significantly reducing the time, effort and cost of the closing process.
Products Powered by Doma Intelligence
Doma Title replaces the time and labor-intensive title search process with a predictive algorithm that utilizes a forward-thinking, risk-based insurance model to clear title commitments instantaneously, compared to a multi-day process in the traditional path. More than 80% of orders passed through Doma Title today have machine learning enabled title commitment decisions made in one minute or less. As a result, transactions can be processed faster, with less back-and-forth between the parties. This increased speed will improve the pull-through rate of closings for our customers over time by shortening the time to close. Doma Title’s data-science driven, automated approach to the title curative process maintains the same degree of safety and protection for the policyholder against any outstanding issues on title.
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

Underwriting Insurance Services
Doma Title Insurance, Inc., or referred to herein as “DTI” (formerly known as NATIC), a subsidiary of Doma, is a seasoned title insurance underwriter with a national network of independent and affiliated title insurance agents authorized to issue title insurance policies for consumers and lenders. When a property claim arises against an underwriting policy, based on the policy issued, DTI provides coverage that includes losses from defects in the title that were not discovered during the search and examination. DTI offers products and services for all real estate transaction types, operates in 45 states and the District of Columbia and holds an A’ (A Prime), unsurpassed rating by Demotech, Inc. as of December 31, 2022. DTI’s team of underwriting attorneys provide legal guidance and answers to complex title issues with a guaranteed response time of one hour.
Growth Opportunities
We are in the early stages of a multi-year business model expansion to provide services to the residential real estate market. We intend to invest in our business to advance the efficiency, affordability, and quality of execution in real estate transactions through the adoption of our proprietary platform. Our growth opportunities and strategies include:
•Innovate and advance the Doma Intelligence platform. We have developed a leading machine learning platform and a strong track record of technological innovation supported by our intellectual property portfolio. We are continuously optimizing and improving our machine learning platform to deliver title insurance and transaction services to lenders and homeowners with best-in-class customer service as well as high efficiency and accuracy, all at a lower cost to homeowners. We intend to continue making investments in research and development to strengthen our technical advantage in our platform’s architecture. We believe that our deep understanding of the regulatory framework and the embedded knowledge of the real estate industry in our machine learning platform will enable us to efficiently develop new offerings in current and adjacent markets, including home warranty, which will further differentiate us relative to our competitors.
•Drive increased usage within our existing base of partners. The value proposition of the Doma Intelligence platform is what drives wallet share expansion from our existing referral partners. We believe that our title insurance and transaction services allow our lender partners to quickly achieve improvements in efficiency that will let them process more loans with less overhead, driving meaningful profitability improvements. To drive more transactions from our Indirect Agents and better serve them, we launched an ‘Accelerated Commitment’ refinance product in the fourth quarter of 2022, which uses the Doma Intelligence platform to reduce their curative and post-closing tasks. These efficiency gains in turn allow our independent title agents to focus on marketing and expanding their network. We plan to expand this ‘Accelerated Commitment’ offering to all states in which we are licensed in 2023.
•Drive growth by acquiring new customers and partners. We believe that all constituents involved in residential real estate transactions, including homeowners, will continue to embrace the benefits of our technology driven solutions and that the opportunity to continue growing our base of customers and referral partners, including centralized lenders, independent title agents and local realtors, is substantial. To drive new growth in new customers and referral partners, we intend to build on this momentum by identifying new ways to more quickly roll out our proven instant underwriting capabilities. Our instant, machine-learning based underwriting is our original core value driver. It has delivered value to many of the largest, most well-known mortgage originators in the country. We are also identifying more efficient and profitable ways to make this technology more widely available, with an emphasis on successfully deploying our technology with new distribution channels. We are working towards engaging in new partnerships with mortgage originators and the broader lending ecosystem in addition to real estate agents and independent title agents.
•Expand our geographic footprint. As of December 31, 2022, we were licensed in 45 states and the District of Columbia for our underwriting services. There is opportunity to grow our presence in those geographic locations and gain approval and licensure in the states where we are not currently operating. We have a dedicated internal organization that is focused on establishing the operational infrastructure and obtaining the necessary state and local licensure to enter new geographies which will allow us to grow with new and existing customers and increase our market share over time.
•Enter adjacent home ownership markets. We intend to extend our addressable market beyond the title, escrow and closing market into the broader home ownership market. We have identified the adjacent home warranty sub-sector as a near-term growth opportunity and believe there are several other opportunities over the long-term.
Built for Market Success
We currently address the key segments of the real estate transaction market from purchase to refinance. These market segments range from the local branch level, for lenders and realtors, to the “enterprise” market segment that represent large, centralized lender operations as well as independent, regional title agencies.
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
Sales
We generate sales across three principal distribution channels:
•Doma Enterprise. Represents partnerships with national lenders and mortgage originators that maintain centralized lending operations.
•Local. Encompasses a network of 91 branches across the United States as of December 31, 2022, which process both purchase and refinance transactions, originated primarily through referrals from local real estate professionals and local branch loan officers.
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
In our Local operation, we have a sales presence focused on acquiring customers within a certain radius of their respective local office, supplemented by online and telephone-based remote outreach efforts that, coupled with our digital marketing programs, maximize efficiency, lower the cost of acquisition and enable us to enter new markets.
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
Customer Success
For centralized lenders, our customer success team ensures a white-glove experience from their initial onboarding through their entire order production lifecycle with every homeowner they engage. Through proactive monitoring of account health and implementation of best practices, this team ensures that these referral partners and our customers are achieving maximum value from the engagement. The customer success team also works to continuously educate referral partners and customers on our new product features and provides guidance on operational best practices to allow them to maximize the benefit realized from our solutions. The customer success team continuously and proactively collects feedback to ensure we are improving how we deliver and meet their needs. In partnership with direct sales, this team drives increased wallet share which is inextricably linked to our high levels of customer satisfaction.
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
Customers
Our customers are primarily prospective homeowners purchasing a new home, existing homeowners selling their home, or existing homeowners refinancing their existing mortgages. In purchase transactions, we reach homeowners primarily through real estate agents. In refinancing transactions, we reach homeowners who are refinancing their mortgages through our relationships with large, centralized lenders and mortgage originators, as well as local branch loan officers. We believe we have strong relationships with our real estate professional and lender referral partners and offer a powerful value proposition to develop new partnerships and grow wallet share with existing partners. Our value proposition for lenders and real estate professionals is driven by a platform that can reduce costs, speed up the process, increase the likelihood of closing and provide homeowners a better experience at a lower cost.
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
Competition
The traditional title and escrow market is highly concentrated by legacy, incumbent players. The “big four” providers of traditional title and escrow services are Fidelity National Financial, Inc.; First American Financial Corporation; Old Republic International Corporation and Stewart Information Services Corporation.
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
We also compete with new market entrants such as technology-enabled escrow agencies and technology providers of a title processing system. We believe none of these new market entrants enjoy the breadth of services or first-mover technology advantage Doma possesses today. Further, we see certain software platforms less as true or direct competitors and more as alternative solution offerings for small to mid-scale title agencies who may compete with us in regional markets.
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
The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to our stockholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an "extraordinary dividend" as defined under the state's insurance code. The amount of ordinary dividends that may be paid to us is subject to certain limitations, the amounts of which change each year. For additional information about dividends, refer to Part II, Item 5 “Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” under the heading “Dividend Policy” and Note 22 “Regulation and Statutory Financial Information,” contained in Part II, Item 8 “Financial Statements and Supplementary Data.”
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
Properties
We primarily operate through a network of leased properties, including largely office spaces. We believe our existing facilities are adequate to meet our current business requirements and that we will be able to find suitable space to accommodate any potential future expansion. Our leased properties total approximately 344,886 square feet, with the most significant properties being our headquarters in San Francisco, California, our central operations in Irvine, California and our insurance underwriter’s offices in Miami, Florida.
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
Employee Information
As of December 31, 2022, we employed 1,062 employees, primarily located in California, Florida and Texas. In 2022, we adopted three separate workforce reduction plans to reduce costs, improve Local branch-level profitability, and focus resources on our instant underwriting capabilities. We expect the execution of the reduction plans to be substantially complete in the first quarter of 2023. For additional information, see Note 17 “Accrued expenses and other liabilities—Workforce reduction plans” contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.
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
Risks Related to Our Business and Industry
COVID-19 and resulting macroeconomic trends have adversely affected our business and could have adverse effects on our business in the future.
We operate in the real estate industry and our business volumes are directly affected by market trends for mortgage refinancing transactions, existing real estate resale transactions and new real estate purchase transactions, particularly in the residential segment of the market. Our success depends on a high volume of residential and, to a lesser extent, commercial real estate transactions, throughout the markets in which we operate. This transaction volume affects all of the ways that we generate revenue, including the number of transactions our title insurance business underwrites. Responses to the COVID-19 pandemic initially led to a material decline in purchase transactions. Subsequent U.S. federal stimulus measures, including interest rate reductions by the Federal Reserve, and local regulatory initiatives, such as permitting remote notarization, eventually led to a quick recovery for the real estate industry and resulted in an increase in mortgage refinancing and purchase volumes. These initiatives also led to a greater demand for homes, higher home prices, and record low home inventories. In 2022, high inflation and the Federal Reserve’s response to increase interest rates have adversely affected the real estate market. If inflation persists and the Federal Reserve continues to raise rates, mortgage rates may rise and may have a material adverse impact on our results of operations and prospects. Additionally, other changes in the aforementioned economic policies and initiatives and/or existing or new limitations imposed by governmental authorities on processes and procedures attendant to real estate transactions, such as in-person showings, in-home inspections and appraisals and county recordings, negative market reactions to new measures, as well as COVID-19’s overall impact on the U.S. economy, continue to create volatility and uncertainty in the real estate market and may in the future have a material adverse impact on our results of operations and prospects.
The COVID-19 pandemic may also affect the volume and severity of our title insurance claims in the future. As part of the federal response to the COVID-19 pandemic, the CARES Act initially allowed borrowers to request a mortgage forbearance and prevented lenders and loan service providers from foreclosing on mortgages backed by the government-sponsored enterprises (“GSE”), such as Fannie Mae or Freddie Mac, or federal mortgages. The federal moratorium on foreclosures of GSE-backed mortgages expired on July 31, 2021. The expiration of these foreclosure moratoriums could result in an influx of foreclosure proceedings, which could expose lenders to mortgage losses. If defaults or foreclosures are at elevated levels, there may be an influx of title insurance claims under loan policies or claims might be reported earlier than under normal conditions. A significant increase in claim volume or the severity of those claims could have an adverse effect on our results of operations and financial condition.
To the extent the COVID-19 pandemic adversely affects the Company’s business or financial condition, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Annual Report.
We have a history of net losses and could continue to incur substantial net losses in the future.
We have incurred net losses on an annual basis since our incorporation in 2016. We incurred net losses of $35.1 million, $113.1 million and $302.2 million for the years ended December 31, 2020, 2021, and 2022, respectively. As a result of these losses, we had an accumulated deficit of $79.1 million, $192.2 million and $494.8 million as of December 31, 2020, 2021 and 2022, respectively. We continue to invest in our business to expand and improve our underwriting product offerings and enhance our customer experience and, as a result, losses could continue in the future. These investments may not result in increased revenue or growth in our business. If we fail to manage our losses or to grow our revenue sufficiently, our business will be seriously harmed.
In addition, as a public company, we have and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may also result in increased costs. Further, it is difficult to predict the size and growth rate of our market or demand for our underwriting products, and success of current or potential future competitors. The net losses we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and maintain or improve our gross margins to achieve and sustain profitability. It is possible we will not achieve profitability or, even if we do achieve profitability, we may not remain profitable for any substantial period of time.
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
Even though consumers have a legal right to select their own settlement service vendors and title insurance providers, consumers generally rely on referrals from real estate agents, lenders, developers and attorneys when selecting their settlement services vendors and title insurance providers. There is a great deal of competition among settlement service vendors and title insurance providers for these sources of transactions. We source a significant number of our customer transactions through our Distribution Partners (as defined below) and third-party title agents (“Third-Party Agent(s)”). We rely on our go-to-market team to attract, develop and retain these Distribution Partnerships and Third-Party Agents. However, our business and proprietary data science and machine intelligence algorithms are still nascent compared to the established business models and practices of the well-established incumbents in the title insurance industry. For example, the top four title insurance companies accounted for about 82% of industry-wide premium volume for the first nine months of 2022. These competitors rely on their well-established national brands, reputation and experience, size, financial strength and ratings. This competition could adversely affect demand for our products, reduce our market share and growth prospects, and potentially reduce our profitability. We may also be unable to attract and retain the business development talent necessary to compete with the well-established brands, regional underwriters and new entrants into the title and escrow industry.
Our future growth will depend in large part on our ability to grow our underwriting business using our patented technology and machine intelligence-driven processes to disrupt the way title underwriting has traditionally been conducted and sold. However, due to the competitive nature of the real estate and insurance industries, there can be no assurance that we will continue to compete effectively within our industries, or that competitive pressures will not have a material effect on our business, results of operations or financial condition.
Our success and ability to grow our business depend on retaining and expanding our Distribution Partners. If we fail to add new Distribution Partners or retain current Distribution Partners, our business, revenue, operating results and financial condition could be harmed.

We acquire a significant amount of our order volume from local real estate agents, branch loan officers and our Doma Enterprise partners (collectively, “Distribution Partners”). Our success and ability to grow our title and escrow business depend on retaining and expanding our Distribution Partner base. We must retain and expand our relationships with Distribution Partners to significantly expand our order volumes, allow for future product offerings, achieve benefits of scale, and enhance the quantity and quality of proprietary data on which our machine intelligence technology’s capability is based.
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
The competition for new Distribution Partners is also significant, and we may be unsuccessful in our attempts to expand our Distribution Partner base, which could adversely affect our ability to grow. Moreover, the acquisition of a substantial number of new Distribution Partners may require additional staffing and investment in customer acquisition. Our ability to obtain and retain Distribution Partners depends on our ability to strengthen our reputation and brand, provide superior customer experiences, and maintain our competitive pricing. Additionally, some multi-state lenders may be reluctant to partner with us if they have long-established relationships with larger, traditional title insurers, whom they may perceive to offer reliability given their size, financial resources, and longevity.
Our success depends to a significant extent on the timely rollout of our machine intelligence technology across our underwriting operations.
On January 7, 2019, we acquired from the Lennar Corporation (“Lennar”), its subsidiary, NATIC (which has been renamed “Doma Title Insurance, Inc.” or referred to herein as “DTI”), a major national underwriter, and a significant volume portfolio of national retail operations under the North American Title Company brand (which is being rebranded as Doma Insurance Agency in its related markets) (collectively, the “Acquired Business”) (the “North American Title Acquisition”). Since the North American Title Acquisition, we have continued to invest in the development and rollout of our machine intelligence platform, Doma Intelligence, and have implemented several initiatives to realign the operations of the Acquired Business. We continue to transform the Acquired Business’s operations, including streamlining our physical branch footprint and rationalizing branch back-office functions into a common corporate function, implemented a common production platform across all of our branches, and implemented our machine intelligence technology in parts of our DTI operations. We continue to invest substantially in our machine intelligence technology, and our success depends to a significant extent on our ability to expand the use of our machine intelligence underwriting capabilities. Significant delays to our planned expansion of the Doma Intelligence platform in our underwriting operations, which could occur due to, among other reasons, technology adoption delays in our Third-Party Agent network, availability of title and property data in certain areas, inability to hire or train adequate service personnel, or regulatory requirements, could have a material adverse impact on our results of operations and growth prospects, including our margin growth and ability to realize significant cost savings over time as manual processes are replaced with our data science-driven approach to underwriting services.
We have a limited operating history and a novel business model. This makes it difficult to evaluate our current business performance and growth prospects.
We have a limited operating history. Since we launched the Doma Intelligence platform in February 2018, our size has rapidly changed, which makes it difficult to evaluate our current business performance or future prospects. Our historical results may not be indicative of, or comparable to, our future results. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, business, financial condition and results of operations.

In addition, as our business model of using machine intelligence technology to enable instant title underwriting is novel, we have limited data to validate key aspects of our business model, such as the use of our proprietary data science and machine intelligence algorithms. It may take many years for title insurance claims to arise, and we cannot provide any assurance that the early claims data that we collect will provide useful measures for evaluating the Doma Intelligence platform and our automation capabilities or for determining reserve and reinsurance requirements. Limited claims history could result in our not setting aside adequate reserves and/or maintaining sufficient reinsurance, which may adversely affect our ability to write future title insurance policies, resulting in the assumption of more risk with respect to those policies or an increase in our capital requirements.
Our brand may not become as widely known or accepted as incumbents’ brands or our brand may become tarnished.
Many of our competitors in the real estate and title insurance industries have brands that are well recognized. As a relatively new entrant into the title and escrow market, we have spent, and expect that we may for the foreseeable future continue to spend on creating brand awareness and building our reputation. We may not be able to build brand awareness to levels matching our competitors, and our efforts at building, maintaining and enhancing our reputation could fail and/or may not be cost-effective. Complaints or negative publicity about our business practices, our marketing and advertising campaigns (including marketing affiliations or partnerships), our compliance with applicable laws and regulations, the integrity of the data that we provide to customers and partners, data privacy and security issues, and other aspects of our business, whether real or perceived, could diminish confidence in our brand, which could adversely affect our reputation and business. As we expand our product offerings and enter new markets, we will need to establish our reputation with current and prospective homeowners, lenders, title agents, real estate professionals, government sponsored entities, and regulatory agencies and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost-effective. If we are unable to maintain or enhance our reputation or enhance consumer awareness of our brand in a cost-effective manner, our business, results of operations and financial condition could be materially adversely affected.
We may not be able to manage our growth effectively.
Prior to the recent rising interest rate environment in 2022, we had experienced substantial growth in our operations, and we expect, as we expand our underwriting capabilities and as the interest rate environment improves, to again experience substantial growth in our business. Our rapid growth had placed, and in the future, may place, significant demands on management and our operational and financial resources. We have hired in periods of growth and expect to hire additional personnel to support any future rapid growth. Our organizational structure may become more complex as we add staff, and we will need to enhance our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and focus on the experience for current and prospective homeowners, lenders, title agents and real estate professionals. If we cannot manage our future potential growth effectively to maintain the quality and efficiency of our customer experience as well as the cost-effectiveness of our products, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.
If we are unable to expand our product offerings, our prospects for future growth may be adversely affected.
We are, and intend in the future to continue, investing significant resources in developing new, and enhancing existing, product offerings, including an expansion of the use of our machine intelligence underwriting approach. Our ability to attract and retain customers and partners and therefore increase our revenue depends on our ability to successfully expand our product offerings. New initiatives and product offerings are inherently risky, as they involve unproven business strategies and new products and services with which we may have limited or no prior development or operating experience. Risks from our innovative initiatives including those associated with potential defects in the design and development of the technologies used to automate processes, the misapplication of technologies, the reliance on data that may prove inadequate, and the failure to meet customer and partner expectations, among others. Failure to accurately predict demand or growth with respect to new or enhanced products in which we invest could have an adverse impact on our business, and there is always risk that these new products and services will be unprofitable, will increase our costs or will decrease our operating margins or take longer than anticipated to achieve target margins. Further, our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from our existing business. Moreover, insurance regulation applicable to new products or product enhancements could limit our ability to introduce new product offerings, and required regulatory approvals could delay product introductions. In addition, technological initiatives that we may seek to bring to market which aim to disrupt our industry may prompt negative campaigns from competitors and others with a vested interest in the status quo. As a result of these risks, we could invest significant amounts of capital or other resources in product offerings that are unsuccessful, experience reputational damage or other adverse effects, which could be material. Additionally, we can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services. Our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products and services. If we are unable to offer new or enhanced products by continuing to innovate and improve on our technology, we may be unable to successfully compete with other companies that are currently in, or that may enter, our industry, we may not be able to realize the expected benefits of our investments, and our reputation and future growth could be materially adversely affected.
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
Historically, the demand for products offered through our Doma Intelligence platform has been driven by mortgage refinancing activity, which has grown in periods of lower interest rates. If interest rates in the United States continue to rise, or general mortgage activity continues to decrease for any other reason, it is likely that mortgage activity will decline, which would negatively impact our business. If we do not further expand our customer and partner base or increase wallet share with existing partners, we may experience lower transaction volume than our historical volume or expectations during periods of lower mortgage activity.

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
•our ability to implement innovative initiatives and/or launch new or expand existing product offerings;
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
•our ability to maintain growth and effectively manage that growth;
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
•changes in the economy generally , which could impact the industries in which we operate;
•the attraction and retention of qualified employees and key personnel;
•our ability to choose and effectively manage third-party service providers;
•our ability to identify and engage in joint ventures and strategic partnerships;
•the effectiveness of our internal controls; and
•changes in our tax rates or exposure to additional tax liabilities.
The historical financial results of Old Doma included elsewhere in this Annual Report may not be indicative of what our actual results of operations would have been as a standalone public company or those we will achieve in the future.
The historical financial results of Old Doma included in this Annual Report may not reflect the results of operations or cash flows Old Doma would have achieved as a standalone public company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors: (i) we will incur additional ongoing costs as a result of the Business Combination, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); and

(ii) our capital structure is different from that reflected in Old Doma’s historical financial statements. Our future results of operations could be materially different from amounts reflected in Old Doma’s historical financial statements included elsewhere in this Annual Report, so it may be difficult for investors to compare our future results to historical results or to evaluate Old Doma’s relative performance or trends in its business.
We may require additional capital to support business growth or to satisfy our regulatory capital and surplus requirements, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products and services, satisfy our regulatory capital and surplus requirements, cover losses, improve our operating infrastructure or acquire complementary businesses and technologies. We continue to invest in the instant underwriting capabilities of the Doma Intelligence platform, and as a result, our capital expenditures and working capital requirements may increase in the future. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability, expansion of our footprint into new geographies, regulatory requirements, market disruptions and other developments. If our present capital and surplus is insufficient to meet our current or future operating requirements, including regulatory capital and surplus requirements, or to cover losses, we may need to raise additional funds through equity or debt financings or curtail our product development activities or other growth initiatives.
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
Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business or cause legal or reputational harm.
We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications and data centers, as well as those of certain third parties and affiliates. Our platform and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must be able to facilitate a title and escrow experience that equals or exceeds the experience provided by our competitors. We have or may in the future experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, team member misconduct, human error, computer hackers, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural or man-made disasters, weather and climate-related events, pandemics or other similar events, and our disaster recovery planning may not be sufficient for all situations. This is especially applicable when many of our team members work from their homes, as our team members access our secure networks through their home networks. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruption could interrupt or delay our ability to provide services to our Distribution Partners, Third-Party Agents and consumers, and could also impair the ability of third parties to provide critical services to us.
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
The title and escrow process may not migrate to new technologies as quickly as (or at the levels that) we expect, and existing or future federal and state laws may prevent us from offering certain of our title and escrow products. For example, although a majority of states have enacted permanent remote online notarization, states such as California do not allow remote notarization, and others may not enact permanent authorization for remote notarization, which may impact our ability to introduce our products in certain markets.
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
The continuous development, maintenance and operation of our data analytics engine is expensive and complex, and may involve unforeseen difficulties including material performance problems or undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary machine intelligence algorithms from operating properly. These deficiencies could undermine the decisions, predictions or analysis our data science and machine intelligence algorithms produce, which could subject us to competitive harm, legal or regulatory liability and brand or reputational harm. As a result of any actual or perceived deficiency with our proprietary data science and machine intelligence algorithms, we could lose any of our partners through which we generate a meaningful amount of business. Additionally, our proprietary machine intelligence algorithms may lead to unintentional bias and discrimination in the underwriting process, which could subject us to competitive harm, legal or regulatory liability and brand or reputational harm.
Any of these eventualities could result in a material and adverse effect on our business, results of operations and financial condition.
We rely extensively on models in managing many aspects of our business, and if they are not accurate or are misinterpreted, it could have a material adverse effect on our business and results of operations.
We rely extensively on models in managing many aspects of our business, including title insurance underwriting, fee balancing, document quality control, customer communications handling, liquidity and capital planning (including stress testing), and reserving. The models may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including failures to update assumptions appropriately or in a timely manner). Our assumptions may be inaccurate for many reasons, including that they often involve matters that are inherently difficult to predict and beyond our control (e.g., macroeconomic conditions and their impact on Distribution Partner, Third-Party Agent and consumer behaviors and the ratio of title insurance claims to premiums collected), and they often involve complex interactions between several dependent and independent variables, factors and other assumptions. For example, while our ratio of claims paid to premiums collected for transactions running through the Doma Intelligence platform has been less than 1% to date, we expect that as our claims history increases, such ratio will be in the low single digits to high single digits for refinance and purchase transactions, based on, among other things, the state of the U.S. macroeconomy during any given period. The errors or inaccuracies in our models may be material, and could lead us to make wrong or sub-optimal decisions in managing our business, and this could have a material adverse effect on our business, results of operations and financial condition.
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
As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our title insurance policies as well as other general commercial and corporate litigation. For example, although we aim to extend the benefits of coverage provided under each of our title insurance policies, customers could purchase policies that prove to be inadequate or inappropriate. If such customers were to bring a claim or claims alleging that we failed in our responsibilities to provide them with the type or amount of coverage that they sought to purchase, we could be found liable for amounts significantly in excess of the policy limit, resulting in an adverse effect on our business, results of operations and financial condition. While we maintain agents errors and omissions insurance coverage to protect us against such liability, such coverage may be insufficient or inadequate.
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
In addition, to the extent residential real estate transaction volume in California changes significantly, whether due to changes in real estate values that differ from the overall U.S. real estate market, changes in the local economy relative to the U.S. economy, natural or man-made disasters, or weather or climate-related events that disproportionately impact residential real estate activity in California, we could experience lower premiums and growth than historically observed or projected.
Our expansion within the United States will subject us to additional costs and risks, and our plans may not be successful.
Our success depends in part on our ability to expand into additional markets in the United States. As of December 31, 2022, DTI is licensed and operates in approximately 90% of the United States (by state count) and the District of Columbia. We plan to have a presence in all states that offer title insurance products, but cannot guarantee that we will be able to provide nationwide title and escrow services on any specific timeline or at all. Moreover, one or more states could revoke our license to operate, or implement additional regulatory hurdles that could preclude or inhibit our ability to obtain or maintain our license in such states.
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
We depend on our senior management, including Max Simkoff, our founder and chief executive officer. We may not be able to retain the services of any of our senior management or other key personnel, as their employment is at-will and they could leave at any time. If we lose the services of one or more of our senior management or other key personnel we may not be able to successfully manage our business, meet competitive challenges or achieve our growth objectives. Further, to the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel in all areas of our organization.
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
Our primary market risk exposures are to changes in interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risks” in this Annual Report. Our results of operations are directly exposed to changes in interest rates, among other macroeconomic conditions. Fluctuations in interest rates may also impact the interest income earned on floating-rate investments and the fair value of our fixed-rate investments. An increase in interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in interest rates increases the fair market value of fixed-rate investments. Our exposure to interest rate risk correlates to our portfolio of fixed income securities. In recent years, interest rates have been at or near historic lows but rapidly increased in 2022. A protracted low interest rate environment would place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the maturity of the securities included in our portfolio and the amount by which interest rates increase.
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
If any of our insurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and stockholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity and financial rating, which would affect our ability to attract new business or to retain existing Distribution Partners and Third-Party Agents.
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
There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In addition, the IRS has yet to issue guidance on important issues regarding the changes made by the Tax Cuts and Jobs Act (the “TCJA”) and the CARES Act. In the absence of such guidance, we will take positions with respect to several unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance.
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
As of December 31, 2022, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $371.2 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under section 382 of the Internal Revenue Code of 1986 (the “Code”), or otherwise. Of our NOLs, $0.2 million of losses will begin to expire in 2036 and the remainder of federal NOLs can be carried forward indefinitely.
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
We annually perform impairment tests of the carrying values of our goodwill, other indefinite-lived intangible assets and other long-lived assets. We may also perform an evaluation whenever events may indicate an impairment has occurred. In assessing whether an impairment has occurred, we consider various factors including our long-term prospects, sustained declines in our market capitalization, negative macroeconomic trends or negative industry and company-specific trends. If we conclude that the carrying values of these assets exceed the fair value, we may be required to record an impairment of these assets. During the year ended December 31, 2022, we determined that the Company was less likely to reach previously forecasted revenue as a result of adverse mortgage and housing market conditions, including rapidly rising interest rates and low housing inventory. In addition, during the three months ended December 31, 2022, the Company implemented a strategic initiative to focus resources on its instant underwriting capabilities. With these factors and a significant, sustained decrease in the Company’s stock price in 2022, the Company recognized a goodwill impairment charge of $65.2 million in our Distribution segment. As of December 31, 2022, the Distribution segment had allocated goodwill of $22.9 million and the Underwriting segment had allocated goodwill of $23.4 million. Additionally, during the year ended December 31, 2022, the Company recognized a long-lived asset impairment charge of $32.0 million. See Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report for more details on the impairment charges recognized in 2022. Any substantial impairment that may be required in the future could have a material adverse effect on our results of operations or financial condition.
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

Our title insurance subsidiary is subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which they operate. Title insurance rates are regulated differently in various states, with some states requiring the subsidiary to file and receive approval of rates before such rates become effective and some states promulgating the rates that can be charged. In general, premium rates are determined on the basis of historical data for claim frequency and severity as well as related production costs and other expenses. In all states in which our title subsidiary operates, our rates must not be excessive, inadequate or unfairly discriminatory. Premium rates could prove insufficient when ultimate claims and expenses exceed historically projected levels. Premium rate inadequacy may not become evident quickly and may take time to correct, and could adversely affect our business operating results and financial conditions.
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
We underwrite title insurance policies referred through two principal channels: our Distribution agents (which includes all Doma Enterprise partner referrals and affiliated agents) and other non-captive title and escrow agents in the market. For the title insurance policies we underwrite for Third-Party Agents, these agents may perform the title search and examination function or the agent may utilize our title and escrow products. In either case, the Third-

Party Agent is responsible for ensuring that the search and examination is completed. The Third-Party Agent thus retains the majority of the title premium collected, with the balance remitted to our title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Our relationship with each Third-Party Agent is governed by an agency agreement defining how the Third-Party Agent issues a title insurance policy on our behalf. The agency agreement also sets forth the Third-Party Agent’s liability to us for policy losses attributable to the Third-Party Agent’s errors. For each Third-Party Agent with whom we enter into an agency agreement, financial and loss experience records are maintained. Periodic audits of our agents are also conducted and the number of Third-Party Agents with whom we transact business is strategically managed in an effort to reduce future expenses and manage risks. Despite efforts to monitor the Third-Party Agents with which we transact business, there is no guarantee that a Third-Party Agent will comply with its contractual obligations to us. Furthermore, we cannot be certain that, due to changes in the regulatory environment and litigation trends, we will not be held liable for errors and omissions by a Third-Party Agent. Accordingly, our use of Third-Party Agents could adversely impact the frequency and severity of title claims and could expose us to potential liability.
Reinsurance may be unavailable at current levels and prices, which may limit our ability to underwrite new policies. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under a policy issued by the ceding insurer, in exchange for a premium. Our regulated insurance subsidiary obtains reinsurance to help manage its exposure to title insurance risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of our regulated insurance subsidiary to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor their obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance treaties, limiting recovery. We are also subject to the risk that, under applicable insurance laws and regulations, we may not be able to take credit for the reinsurance on our financial statements and instead would be required to hold separate admitted assets as reserves to cover claims on the risks that we have ceded to the reinsurer. Our reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. Any disputes with our reinsurers regarding coverage under reinsurance treaties could be time-consuming, costly and uncertain of success.
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
Starting in late February 2021, we reduced the level of reinsurance on policies underwritten using our machine intelligence system from 100% to 25%, which may impact our overall risk profile and financial and capital condition. To the extent we experience higher claim activity than our projections of claim losses and financial impacts thereof, our financial situation and our business may be adversely affected. To the extent we seek to increase our reinsurance coverage in response to such an event, we may be unable to secure additional coverage at acceptable rates and terms or at all. This may have an adverse effect on our financial condition.
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
Certain of our Doma Distribution Partners and third-party agencies use measurements of the financial strength of our title insurance underwriters, including, among others, the rating provided by the rating agency Demotech, Inc. and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Our title insurance underwriter’s financial strength rating is A’ (A Prime) by Demotech, Inc. The rating provides the agency’s perspectives on the financial strength, operating performance and cash-generating ability of those operations. The agency continually reviews this rating and the rating is subject to change. Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. Our title insurance underwriter maintains a statutory capital and surplus. Accordingly, if the rating or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, our results of operations, competitive position and liquidity could be adversely affected.
Failure to maintain our statutory capital and surplus at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.
Our insurance subsidiary is subject to minimum capital and surplus standards, including requirements, prohibitions and limitations applicable to investments, promulgated by South Carolina, its state of domicile, and by New York, where we are not domiciled but expect to be held subject to the minimum capital and surplus requirements upon our admission to insure transactions in New York. Our regulated subsidiaries are required to report their results of minimum capital and surplus calculations and investment practices to the departments of insurance. Failure to maintain the minimum capital and surplus standards could subject our regulated subsidiary to corrective action, including the required submission of a remediation plan, the imposition by the state of a deadline for remediation, or designation by the state that the insurer is in a “hazardous financial condition” and related issuance of an order to nonadmit, limit, dispose of, withdraw from, or discontinue an investment or investment practice. Our insurance subsidiary is currently in compliance with the minimum capital and surplus requirements.
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
We currently hold various domain names relating to our brand. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our trademarks and other proprietary rights.
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
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as recessions, interest rates, housing prices, local and national elections, fuel prices, international currency fluctuations, corruption, political instability, acts of war or terrorism, and the lingering effects of the COVID-19 outbreak.
These market and industry factors may materially reduce the market price of our securities regardless of our operating performance.
If we cannot regain compliance with the NYSE’s continued listing requirements and rules, the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our stockholders’ ability to sell our common stock.
On August 1, 2022, we received notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01C of the NYSE’s Listed Company Manual (“Section 802.01C”), because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period.
Pursuant to Section 802.01C, the company had a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement. The company would have regained compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period the common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. The company was unable to regain compliance with the $1.00 share price rule within this period, however, Section 802.01C also provides for an exception to the six-month cure period if the action required to cure the price condition requires stockholder approval, as would be the case to effectuate a reverse stock split, in which case the action needs to be approved by no later than the company’s next annual stockholders’ meeting, and the price condition will be deemed cured if the price of the common stock promptly exceeds $1.00 per share and the price remains above that level for at least the following 30 trading days. The company intends to regain compliance with the requirements of Section 802.01C by implementing a reverse stock split, subject to approval by the company’s (i) board of directors and (ii) stockholders at the next annual meeting of stockholders, as permitted in Section 802.01C. However, there can be no assurances that the company will meet continued listing standards within the specified cure period.
If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of the company; and limiting our ability to issue additional securities or obtain additional financing in the future, which could put additional pressure on our liquidity and ability to continue to operate as a going concern. In addition, delisting from the NYSE may negatively impact our reputation and, consequently, our business.
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
As of December 31, 2022, holders of more than 10% of our common stock, our directors and executive officers and entities affiliated with them own a majority of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
As of December 31, 2022, we have no significant direct operations and no significant assets other than our ownership of our wholly owned subsidiary States Title. We will depend on States Title for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our common stock. The financial condition and operating requirements of States Title may limit our ability to obtain cash from States Title. The earnings from, or other available assets of, States Title may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations. Further, the provisions of the Senior Debt will limit States Title ability and the ability of its subsidiaries to, among other things, pay dividends or make distribution to us.
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
We have 11,500,000 public warrants and 5,833,333 private placement warrants, and have determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our consolidated balance sheets as of December 31, 2022 and December 31, 2021 contained in this Annual Report are derivative liabilities related to embedded features contained within the warrants.
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
If we identify any material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the New York Stock Exchange (“NYSE”) listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures taken to date, or any measures taken in the future, will be sufficient to avoid potential future material weaknesses.
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
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. We may also may become the target of litigation from our involvement in the Business Combination as described in Note 1 “Organization and business operations” contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We primarily operate through a network of leased properties, including largely office spaces. We believe our existing facilities are adequate to meet our current business requirements and that we will be able to find suitable space to accommodate any potential future expansion. Our leased properties total approximately 344,886 square feet, with the most significant properties being our headquarters in San Francisco, California, our central operations in Irvine, California, our operations in Dublin, California, and our insurance underwriter’s offices in Miami, Florida.
The following table lists the principal facilities leased by us as of December 31, 2022:

Location	Function	Approximate Square Feet
San Francisco, CA	Headquarters	12,248
Irvine, CA	Central Operations	46,509
Miami, FL	Underwriting	9,973
Dublin, CA	Operations	16,400
We believe that our headquarters, operations and underwriting centers are generally adequate to meet our long-term needs and business goals. See also the information set forth in Note 21 “Leases” contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report. Our headquarters are currently located in the leased space at 101 Mission Street, Suite 740, San Francisco, California 94105.
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
Holders of Record
As of February 24, 2023, there were approximately 330,141,986 shares of common stock outstanding and 11,500,000 public warrants to purchase common stock outstanding, with 53 and 6 holders of record, respectively.
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

None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Reserved
Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Doma should be read together with the audited consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021, and 2020 together with the related notes thereto, contained in this Annual Report on Form 10-K (this “Annual Report”). Management’s Discussion and Analysis of Financial Condition and Results of Operations generally includes tables with two year financial performance, accompanied by narrative for 2022. For further discussion of prior period financial results, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 4, 2022. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties and should be read in conjunction with the disclosures and information contained in “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A “Risk Factors” or in other parts of this Annual Report. Certain amounts may not foot due to rounding. All forward-looking statements in this Annual Report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.
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
•Local Markets (“Local”) – we target partnerships with realtors, attorneys and non-centralized loan originators via a 91-branch footprint across eight states as of December 31, 2022. Our branch footprint has decreased to 81 as of February 2023 as we continue to focus on Local branch-level profitability. For the year ended December 31, 2022, approximately 90% of our lender and owner policies from our Local channel were underwritten by Doma, while the remaining share was underwritten by third-party underwriters.
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

Our expenses generally consist of direct fulfillment expenses related to closing a transaction and insuring the risk, customer acquisition costs related to acquiring new business, and other operating expenses as described below:
•Direct fulfillment expenses – comprised of direct labor and direct non-labor expenses. Direct labor expenses refer to payroll costs associated with employees who directly contribute to the opening and closing of an order. Some examples of direct labor expenses include title and escrow services, closing services, underwriting and customer service. Direct non-labor expenses refer to non-payroll expenses that are closely linked with order volume, such as provision for claims, title examination expense, office supplies, and premium and other related taxes.
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
We expect to continue to invest in the instant underwriting capabilities of our Doma Intelligence platform as well as organic and inorganic growth opportunities in order to remain competitive with existing large-scale industry incumbents who are well financed and have significant resources to defend their existing market positions. Over time, we plan to use our cash flows to invest in customer acquisition, research and development, and new product offerings, to further improve revenue growth and accelerate the elimination of the friction and expense of closing a residential real estate transaction.
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
As a result of the Business Combination, we became the operating successor to an SEC-registered and New York Stock Exchange-listed shell company. Becoming public has required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and practices. Also, we incur annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources.
Impact of COVID-19 and Other Macroeconomic Trends
COVID-19 has resulted in significant macroeconomic impacts, market disruptions, and volatility in the real estate market. The on-going macroeconomic trends impacting the residential real estate market include a shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, inflation, disrupted labor markets and geopolitical uncertainties.
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
Through 2022, to combat inflation, the Federal Reserve raised the benchmark interest rate by a total of 425 basis points. Average interest rates for a 30-year fixed rate mortgage rose to 6.36% as of December 2022 as compared to 3.1% for the corresponding period of 2021. As interest rates rise, the outlook on refinance transactions continues to decline.
Demand for mortgages tends to correlate closely with changes in interest rates, meaning that our order trends have been, and will likely continue to be, impacted by future changes in interest rates. However, we believe that our current, low market share and disruptive approach to title insurance, escrow, and closing services will enable us to gain market share within markets in which we operate, which in turn should mitigate the risk to our revenue growth trends relative to industry incumbents.
We continue to monitor economic and regulatory developments closely as we navigate the volatility and uncertainty created by the pandemic and the subsequent macroeconomic activity.
New York Stock Exchange Notice on Continued Listing Standards
On August 1, 2022, we received notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01C of the NYSE’s Listed Company Manual (“Section 802.01C”), because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, the company had a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement. The company would have regained compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period the common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. The company was unable to regain compliance with the $1.00 share price rule within this period, however, Section 802.01C also provides for an exception to the six-month cure period if the action required to cure the price condition requires stockholder approval, as would be the case to effectuate a reverse stock split, in which case the action needs to be approved by no later than the company’s next annual stockholders’ meeting, and the price condition will be deemed cured if the price of the common stock promptly exceeds $1.00 per share and the price remains above that level for at least the following 30 trading days.
The company intends to regain compliance with the requirements of Section 802.01C by implementing a reverse stock split, subject to approval by the company’s (i) board of directors and (ii) stockholders at the next annual meeting of stockholders, as permitted in Section 802.01C. However, there can be no assurances that the Company will meet continued listing standards within the specified cure period.

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
The following table presents our key operating and financial indicators, as well as the relevant generally accepted accounting principles (“GAAP”) measures, for the periods indicated:

	Year Ended
	2022	2021
	(in thousands, except for open and closed order numbers)
Key operating data:
Opened orders	93,534	178,689
Closed orders	71,953	136,428
GAAP financial data:
Revenue(1)	$440,181	$558,043
Gross profit(2)	$30,829	$103,261
Net loss	$(302,209)	$(113,056)
Non-GAAP financial data(3):
Retained premiums and fees	$178,705	$259,598
Adjusted gross profit	$46,848	$113,582
Ratio of adjusted gross profit to retained premiums and fees	26%	44%
Adjusted EBITDA	$(134,914)	$(71,592)
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
Our business strategy is focused on leveraging our Doma Intelligence platform to provide an overall improved customer and referral partner experience and to drive time and expense efficiencies. In our Third-Party Agents channel, we provide our underwriting expertise and balance sheet to insure the risk on policies referred by such Third-Party Agents and, for that service, we typically receive approximately 16% - 18% of the premium for the policy we underwrite. As such, we use retained premiums and fees, which is net of the impact of premiums retained by Third-Party Agents, as an important measure of the earning power of our business and our future growth trends, and believe it is useful to investors for the same reasons.
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
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before interest, income taxes and depreciation and amortization, and further adjusted to exclude the impact of stock-based compensation, severance costs, goodwill impairment, long-lived asset impairment, the change in fair value of Warrant and Sponsor Covered Shares liabilities and accelerated contract expense. See “—Non-GAAP Financial Measures” below for a reconciliation of our adjusted EBITDA to net loss, the most closely comparable GAAP measure and additional information about the limitations of our non-GAAP measures.
We review adjusted EBITDA as an important measure of our recurring and underlying financial performance, and believe it is useful to investors for the same reason.

Key Components of Revenues and Expenses
Revenues
Net premiums written
We generate net premiums by underwriting title insurance policies and recognize premiums in full upon the closing of the underlying transaction. For some of our Third-Party Agents, we also accrue premium revenue for title insurance policies we estimate to have been issued in the current period but reported to us by the Third-Party Agent in a subsequent period. See “—Critical Accounting Policies and Estimates— Accrued net premiums written from Third-Party Agent referrals” below for further explanation of this accrual. For the years ended 2022 and 2021, the average time lag between the issuing of these policies by our Third-Party Agents and the reporting of these policies or premiums to us has been approximately three months. Net premiums written is inclusive of the portion of premiums retained by Third-Party Agents, which is recorded as an expense, as described below.
To reduce the risk associated with our underwritten insurance policies, we utilize reinsurance programs to limit our maximum loss exposure. Under our reinsurance treaties, we cede the premiums on the underlying policies in exchange for a ceding commission from the reinsurer and our net premiums written exclude such ceded premiums.
Our principal reinsurance quota share agreement covers instantly underwritten policies from refinance and home equity line of credit transactions under which we historically ceded 100% of the written premium of each covered policy during 2020, and during the period from January 1, 2021 through February 23, 2021. Pursuant to a renewed agreement, which became effective on February 24, 2021, we cede only 25% of the written premium on such instantly underwritten policies, up to a total reinsurance coverage limit of $80.0 million in premiums reinsured, after which we retain 100% of the written premium on instantly underwritten policies. This reduction in ceding percentage has resulted in higher net premiums written per transaction when compared to prior period results. Refer to Note 2 to the consolidated financial statements above for additional details on our reinsurance treaties.
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
Goodwill impairment
Goodwill impairment consists of non-cash impairment charges relating to goodwill. We review goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that an impairment may exist. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded.
Long-lived asset impairment
Long-lived asset impairment consists of non-cash impairment charges relating to internally developed software, operating lease right-of-use assets and other fixed assets. We review these long-lived assets if events or changes in circumstances indicate that an impairment may exist. If the carrying value of these assets exceeds its fair value, an impairment loss equal to the excess is recorded.
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
Results of Operations
We discuss our historical results of operations below, on a consolidated basis and by segment. Past financial results are not indicative of future results. As previously mentioned, our results of operations include tables with two years of financial performance, accompanied by narrative for 2022 as compared to 2021. For further discussion of prior period financial results, refer to our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 4, 2022.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$385,253	$475,352	$(90,099)	(19)%
Escrow, other title-related fees and other	52,008	79,585	(27,577)	(35)%
Investment, dividend and other income	2,920	3,106	(186)	(6)%
Total revenues	$440,181	$558,043	$(117,862)	(21)%
Expenses:
Premiums retained by Third-Party Agents	$261,476	$298,445	$(36,969)	(12)%
Title examination expense	18,261	22,137	(3,876)	(18)%
Provision for claims	16,740	21,335	(4,595)	(22)%
Personnel costs	259,939	238,134	21,805	9%
Other operating expenses	93,219	79,951	13,268	17%
Goodwill impairment	65,207	—	65,207	*
Long-lived asset impairment	32,027	—	32,027	*
Total operating expenses	$746,869	$660,002	$86,867	13%
Loss from operations	(306,688)	(101,959)	(204,729)	201%
Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	21,317	6,691	14,626	219%
Interest expense	(18,080)	(16,861)	(1,219)	7%
Loss before income taxes	(303,451)	(112,129)	(191,322)	171%
Income tax benefit (expense)	$1,242	$(927)	$2,169	(234)%
Net loss	$(302,209)	$(113,056)	$(189,153)	167%
* = Not presented as prior period amount is zero
Revenue
Net premiums written. Net premiums written decreased by $90.1 million, or 19%, for the year ended December 31, 2022 compared to the same period in the prior year, driven by a 43% decrease in premiums from our Direct Agents channel and a 11% decrease in premiums from our Third-Party Agents channel. For the year ended December 31, 2022, Direct Agents premium decline was driven by closed order decline of 47%. The decrease in premiums from our Third-Party Agent channel was driven by an overall decrease in market activity, specifically in the refinance market, resulting from the rising interest rate environment, partially offset by an increase in premiums associated with new home buildings that closed during the period.
Escrow, other title-related fees and other.
Escrow, other title-related fees and other decreased $27.6 million, or 35%, for the year ended December 31, 2022 compared to the same period in the prior year, driven by the corresponding closed order decline. The decline in closed order activity was partially offset by higher average escrow fees per direct order of 24% in the year ended December 31, 2022, compared to the same period in the prior year, resulting from a higher mix of purchase orders.

Investment, dividend and other income. Investment, dividend and other income decreased $0.2 million or 6% for the year ended December 31, 2022 compared to the same period in the prior year, primarily due to one-time realized gains on investments from portfolio rebalancing recognized in 2021.
Expenses
Premiums retained by Third-Party Agents. Premiums retained by Third-Party Agents decreased by $37.0 million, or 12%, for the year ended December 31, 2022 compared to the same period in the prior year. The decrease was driven principally by the decrease in premium in our Third-Party Agents channel. There was no material change in the average commissions paid to our Third-Party Agents.
Title examination expense. Title examination expense decreased by $3.9 million, or 18%, for the year ended December 31, 2022 compared to the same periods in the prior year, due to the corresponding decline in order volumes. Offsetting these declines was an increase in fixed expenses incurred to support fulfillment, including title plant maintenance expenses.
Provision for claims. Provision for claims decreased by $4.6 million, or 22%, for the year ended December 31, 2022 compared to the same period in the prior year primarily due to a reduction in the provision for claims related to the current year due to the corresponding decrease in premiums written. The provision for claims, expressed as a percentage of net premiums written, was 4.3% and 4.5% for the year ended December 31, 2022 and 2021, respectively. The reported loss emergence in both periods on policies issued in prior years was lower than expected.
Personnel costs. Personnel costs increased by $21.8 million, or 9%, for the year ended December 31, 2022 compared to the same period in the prior year, due to investments in direct labor and customer acquisition, investments in research and development, the expansion of our corporate support functions to operate as a public company, an increase in operations and management staff supporting the Direct Agents channel as the organization invested in driving growth of Doma Intelligence-enabled closings, increases in severance costs from previously disclosed workforce reduction plans and stock compensation expense. For additional information, see Note 17 “Accrued expenses and other liabilities—Workforce reduction plans” contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.
Other operating expenses. Other operating expenses increased by $13.3 million, or 17%, for the year ended December 31, 2022 compared to the same period in the prior year, driven by higher insurance costs, higher amortization expenses related to investments in the development of our Doma Intelligence platform, higher occupancy costs, higher expenses to support revenue growth such as hardware and software purchases, and higher corporate support expenses to operate as a public company, such as improved operating systems, and travel and entertainment spend.
Goodwill impairment. Goodwill impairment increased by $65.2 million in the year ended December 31, 2022 due to lower forecasted revenue as a result of adverse mortgage, housing market conditions, including rapidly rising interest rates and low housing inventory, the implementation of a strategic initiative to focus resources on the Company’s instant underwriting capabilities in the Company’s Underwriting segment, and a sustained decrease in the Company’s stock price.
Long-lived asset impairment. Long-lived asset impairment increased by $32.0 million in the year ended December 31, 2022 due to impairment of certain internally developed software and impairment of our operating lease right-of-use assets and related fixed assets related to vacating locations as a result of a smaller workforce.
Change in fair value of Warrant and Sponsor Covered Shares liabilities. The change in the fair value of Warrant and Sponsor Covered Shares (as defined in Note 2) liabilities decreased by $14.6 million, or 219%, for the year ended December 31, 2022 compared to the same period in the prior year due to adverse changes in the inputs to the valuation of the liabilities, primarily the Company’s declining stock price. In 2022 and 2021, the change in fair value of Warrant and Sponsor Covered Shares liabilities was recorded as a benefit.
Interest expense. Interest expense increased by $1.2 million, or 7%, for the year ended December 31, 2022 compared to the same period in the prior year, due to a higher amount of average debt outstanding, which is a result of the paid in kind interest expense on the $150.0 million Senior Debt facility that was funded during the first quarter of 2021.
Supplemental Segment Results Discussion – Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
The following table sets forth a summary of the results of operations for our Distribution and Underwriting segments for the years indicated. See “—Basis of Presentation” above.

	Year Ended December 31, 2022				Year Ended December 31, 2021
	Distribution	Underwriting	Eliminations	Consolidated	Distribution	Underwriting	Eliminations	Consolidated
	(in thousands)
Net premiums written	$—	$385,253	$—	$385,253	$—	$476,328	$(976)	$475,352
Escrow, other title-related fees and other (1)	106,727	2,692	(57,411)	52,008	177,069	3,520	(101,004)	79,585
Investment, dividend and other income	418	2,502	—	2,920	205	2,901	—	3,106
Total revenue	$107,145	$390,447	$(57,411)	$440,181	$177,274	$482,749	$(101,980)	$558,043
Premiums retained by agents (2)	—	318,887	(57,411)	261,476	—	400,425	(101,980)	298,445
Direct labor (3)	76,175	10,398	—	86,573	81,204	8,412	—	89,616
Other direct costs (4)	18,741	9,803	—	28,544	23,726	11,339	—	35,065
Provision for title claim losses	3,165	13,575	—	16,740	2,257	19,078	—	21,335
Adjusted gross profit (5)	$9,064	$37,784	$—	$46,848	$70,087	$43,495	$—	$113,582

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
Distribution segment revenue decreased by $70.1 million, or 40%, for the year ended December 31, 2022 compared to the same period in the prior year driven by the closed order decline discussed above. For the year ended December 31, 2022, higher average escrow revenue per order from a higher ratio of purchase orders, which carry a higher price point compared to refinance orders, partially offset the decrease in closed orders.
Underwriting segment revenue decreased by $92.3 million, or 19%, for the year ended December 31, 2022 compared to the same period in the prior year, reflecting the reduction in title policies underwritten from both Direct and Third-Party Agents as a result of current market conditions.
Distribution segment adjusted gross profit decreased $61.0 million, or 87%, for the year ended December 31, 2022 compared to the same period in the prior year, driven by closed order decline and investments in fulfillment infrastructure to support volume growth and migration of transactions to the Doma Intelligence platform. The initiative to migrate additional transactions to the Doma Intelligence platform was paused in December 2022. The impact of increases in direct labor as a percentage of revenue slowed throughout the year ended December 31, 2022 as a result of the workforce reduction actions taken during 2022.
Underwriting segment adjusted gross profit decreased by $5.7 million, or 13%, for the year ended December 31, 2022 compared to the same period in the prior year, reflecting the reduction in title policies underwritten from both Direct and Third-Party Agents as a result of current market conditions. Contributing to the declines are higher direct labor expenses as a percentage of revenue.

Supplemental Key Operating and Financial Indicators Results Discussion – Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
The following table presents our key operating and financial indicators, including our non-GAAP financial measures, for the periods indicated, and the changes between periods. This discussion should be read only as a supplement to the discussion of our GAAP results above. See “—Non-GAAP Financial Measures” below for important information about the non-GAAP financial measures presented below and their reconciliation to the respective most closely comparable GAAP measures.

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages and open and closed order numbers)
Opened orders	93,534	178,689	(85,155)	(48)%
Closed orders	71,953	136,428	(64,475)	(47)%
Retained premiums and fees	$178,705	$259,598	$(80,893)	(31)%
Adjusted gross profit	46,848	113,582	(66,734)	(59)%
Ratio of adjusted gross profit to retained premiums and fees	26%	44%	(18) p.p	(41)%
Adjusted EBITDA	$(134,914)	$(71,592)	$(63,322)	88%
Opened and closed orders
For the year ended December 31, 2022, we opened 93,534 orders and closed 71,953 orders, a decrease of 48% and 47%, respectively, over the same period in the prior year. The decline in both open and closed orders in both periods is due to the rising interest rate environment and the shrinking population of refinance-eligible homeowners along with the reduction in home inventories that limit overall home purchase transactions.
Closed orders decreased 39% year over year in our Doma Enterprise channel and decreased by 53% in our Local channel in the year ended December 31, 2022 compared to the same period in the prior year due to the contracting refinance market and low home inventories, and further exacerbated by a decline in closed order pull-through rates as prospective transactors were impacted by rapidly rising interest rates.
Retained premiums and fees
Retained premiums and fees decreased by $80.9 million, or 31%, for the year ended December 31, 2022 compared to the same periods in the prior year, driven by closed order reductions and title policy declines across the Direct and Third-Party Agent channels.
Adjusted gross profit
Adjusted gross profit decreased by $66.7 million, or 59%, for the year ended December 31, 2022 compared to the same period in the prior year, due to declines in retained premiums and fees in the same periods. Investments in fulfillment infrastructure to support volume growth and migration of transactions to the Doma Intelligence platform contributed to the decrease in adjusted gross profit. The initiative to migrate additional transactions to the Doma Intelligence platform was paused in December 2022. The impact of increases in direct labor as a percentage of revenue slowed throughout the year ended December 31, 2022 as a result of the workforce reduction actions taken during 2022.
Ratio of adjusted gross profit to retained premiums and fees
The ratio of adjusted gross profit to retained premiums and fees decreased 18 percentage points for the year ended December 31, 2022 compared to the same period in the prior year due to closed order reductions and title policy declines. Additionally, the decreases are due to a higher ratio of direct labor expenses as a percentage of retained premiums and fees. The rise in direct labor expenses are the result of hiring fulfillment labor in advance of volume growth and the near-term inefficiencies associated with the migration of transactions to the Doma

Intelligence platform. The impact of increases in direct labor as a percentage of revenue slowed throughout the year ended December 31, 2022 as a result of the workforce reduction actions taken during 2022.
Adjusted EBITDA
Adjusted EBITDA decreased by $63.3 million, or 88%, to negative $134.9 million for the year ended December 31, 2022, due to a decrease in retained premium and fees and higher operating costs from investments in corporate support functions to operate as a public company, research and development, and operations and management staff to accelerate growth and transformation of our home purchase product offering on the Doma Intelligence platform. The impact of increases in direct labor as a percentage of revenue slowed throughout the year ended December 31, 2022 as a result of the workforce reduction actions taken during 2022.
Non-GAAP Financial Measures
The non-GAAP financial measures described in this Annual Report should be considered only as supplements to results prepared in accordance with GAAP and should not be considered as substitutes for GAAP results. These measures, retained premiums and fees, adjusted gross profit, and adjusted EBITDA, have not been calculated in accordance with GAAP and are therefore not necessarily indicative of our trends or profitability in accordance with GAAP. These measures exclude or otherwise adjust for certain cost items that are required by GAAP. Further, these measures may be defined and calculated differently than similarly-titled measures reported by other companies, making it difficult to compare our results with the results of other companies. We caution investors against undue reliance on our non-GAAP financial measures as a substitute for our results in accordance with GAAP.
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
Retained premiums and fees
The following presents our retained premiums and fees and reconciles the measure to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenue	$440,181	$558,043
Minus:
Premiums retained by Third-Party Agents	261,476	298,445
Retained premiums and fees	$178,705	$259,598
Minus:
Direct labor	86,573	89,616
Provision for claims	16,740	21,335
Depreciation and amortization	16,019	10,321
Other direct costs(1)	28,544	35,065
Gross Profit	$30,829	$103,261
________________
(1)Includes title examination expense, office supplies, and premium and other taxes.
Adjusted gross profit

The following table reconciles our adjusted gross profit to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Gross Profit	$30,829	$103,261
Adjusted for:
Depreciation and amortization	16,019	10,321
Adjusted Gross Profit	$46,848	$113,582
Adjusted EBITDA
The following table reconciles our adjusted EBITDA to our net loss, the most closely comparable GAAP financial measure, for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net loss (GAAP)	$(302,209)	$(113,056)
Adjusted for:
Depreciation and amortization	16,019	10,321
Interest expense	18,080	16,861
Income taxes	(1,242)	927
EBITDA	$(269,352)	$(84,947)
Adjusted for:
Stock-based compensation	33,687	20,046
Severance costs	19,613	—
Goodwill impairment	65,207	—
Long-lived asset impairment	32,027	—
Change in fair value of warrant and sponsor covered shares liabilities	(21,317)	(6,691)
Accelerated contract expense	5,221	—
Adjusted EBITDA	$(134,914)	$(71,592)
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
We had $81.4 million in cash and cash equivalents, $90.3 million in held-to-maturity debt securities, and $58.3 million in available-for-sale debt securities as of December 31, 2022. The restricted net assets of Doma Title Insurance, Inc. (“DTI”), our title insurance subsidiary, are a significant proportion of the Company’s consolidated net assets. DTI and our other insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Departments of Insurance of their respective states of domicile. As of December 31, 2022, $57.9 million of our statutory net assets are restricted from dividend payments without prior approval from the Departments of Insurance of their respective states of domicile. During 2023, our title insurance subsidiary can pay or make distributions to us of approximately $13.9 million, without prior approval. For additional information, see Note 22

“Regulation and statutory financial information” contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.
We believe our unrestricted assets, including our cash on hand, held-to-maturity debt securities, and the available-for-sale debt securities, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Annual Report.
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
The Senior Debt is secured by a first-priority pledge and security interest in substantially all of the assets of our wholly owned subsidiary States Title (which represents substantially all of our assets), including the assets of any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). The Senior Debt is subject to customary affirmative and negative covenants, including limits on the incurrence of debt and restrictions on acquisitions, sales of assets, dividends and certain restricted payments. The Senior Debt is also subject to two financial maintenance covenants, related to liquidity and revenues. The liquidity covenant requires States Title to have at least $20.0 million of liquidity, calculated as of the last day of each month, as the sum of (i) our unrestricted cash and cash equivalents and (ii) the aggregate unused and available portion of any working capital or other revolving credit facility. The revenue covenant, which is tested as of the last day of each fiscal year, requires that States Title’s consolidated GAAP revenue for the year to be greater than $130.0 million. The Senior Debt is subject to customary events of default and cure rights. As of December 31, 2022, States Title is in compliance with all Senior Debt covenants.
Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 4.2 million shares of our common stock.
Other commitments and contingencies
Our commitments for leases, related to our office space and equipment, amounted to $33.5 million as of December 31, 2022 of which $9.7 million is payable in 2023. Refer to Note 21 to our consolidated financial statements for a summary of our future commitments. Our headquarters lease expires in 2024. As of December 31, 2022, we did not have any other material commitments for cash expenditures. We also administer escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. Such deposits are not reflected on our balance sheet, but we could be contingently liable for them under certain circumstances (for example, if we dispose of escrowed assets). Such contingent liabilities have not materially impacted our results of operations or financial condition to date and are not expected to do so in the near term.

Cash flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(187,416)	$(56,329)
Net cash used in investing activities	(115,382)	(23,128)
Net cash provided by financing activities	353	351,263
Operating Activities
In 2022, net cash used in operating activities was $187.4 million driven by the net loss of $302.2 million, cash paid for accrued expenses of $22.0 million, increases in receivables of $7.4 million and non-cash costs relating to the change in the fair value of warrant and Sponsor Covered Shares liabilities of $21.3 million. This was offset by decreases in prepaid expenses, deposits and other assets of $6.5 million, non-cash goodwill and long-lived asset impairments of $65.2 million and $32.0 million, respectively, non-cash stock-based compensation expense of $34.1 million, and non-cash depreciation and amortization of $16.0 million.
In 2021, net cash used in operating activities was $56.3 million driven by the net loss of $113.1 million and cash paid for prepaid expenses of $6.2 million. This was offset by increases of accrued expenses and other liabilities of $17.7 million, increases of the liability for loss and loss adjustment expenses of $10.5 million, non-cash stock-based compensation expense of $19.7 million and non-cash depreciation and amortization of $10.3 million.
Investing Activities
Our capital expenditures have historically consisted mainly of costs incurred in the development of the Doma Intelligence platform. Our other investing activities generally consist of transactions in fixed maturity investment securities to provide regular interest payments.
In 2022, net cash used in investing activities was $115.4 million, and reflected $175.3 million of purchases of investments offset by $94.0 million of proceeds from the sale of investments. Cash paid for fixed assets was $34.3 million in the same period, largely consisting of technology development costs related to the Doma Intelligence platform.
In 2021, net cash used in investing activities was $23.1 million and reflected $36.2 million of purchases of held-to-maturity and available-for-sale fixed maturity securities offset by $44.3 million of proceeds from the sale of held-to-maturity investments. Cash paid for fixed assets was $32.2 million, largely consisting of technology development costs related to Doma Intelligence.
Financing Activities
Net cash provided by financing activities was immaterial for the year ended December 31, 2022.
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
IBNR is a loss reserve that primarily reflects the sum of expected losses for unreported claims. Our IBNR reserves generally relate to the five most recent policy years. For policy years at the early stage of development (generally the last five years), IBNR is generally estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations. The expected loss rate method estimates IBNR by applying an expected loss rate to total title insurance premiums and escrow fees, and adjusting for policy year maturity using estimated loss development patterns. Multiplicative loss development factor calculations estimate IBNR by applying factors derived from loss development patterns to losses realized to date. The expected loss rate and loss development patterns are based on historical experience. Due to our long claim exposure, our provision for claims periodically includes amounts of adverse or positive claims development on policies issued in prior years, when claims on such policies are higher or lower than initially expected. . The provision rate on prior year policies will continue to change as actual experience on those specific policy years develop. Changes in the loss provision rate for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. For example, a 50 basis point increase or decrease in the current estimated 2022 loss provision rate would result in a $2.2 million corresponding increase or decrease to IBNR.
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
Our total loss reserve as of December 31, 2022 amounted to $82.1 million, which we believe, based on historical claims experience and actuarial analyses, is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2022.
A summary of the Company’s loss reserves is as follows:

	Year Ended December 31,
	2022		2021
	($ in thousands)
Known title claims	$7,134	9%	$7,578	9%
IBNR title claims	74,738	90%	72,621	90%
Total title claims	$81,872	99%	$80,199	99%
Non-title claims	198	1%	68	1%
Total loss reserves	$82,070	100%	$80,267	100%
We continually review and adjust our reserve estimates to reflect loss experience and any new information that becomes available.
Goodwill
We have significant goodwill on our balance sheet related to acquisitions as goodwill represents the excess of the acquisition price over the fair value of net assets acquired and liabilities assumed in a business combination. Goodwill is tested and reviewed annually for impairment on October 1 of each year, and between annual tests if events or circumstances arise that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In addition, an interim impairment test may be completed upon a triggering event or when there is a reorganization of reporting structure or disposal of all or a portion of a reporting unit. As of December 31, 2022, we had $46.3 million of goodwill, relating to the North American Title Acquisition, of which $22.9 million and $23.4 million was allocated to our Distribution and Underwriting reporting units, respectively.
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
During the year ended December 31, 2022, we recorded goodwill impairment of $65.2 million. Management determined that the Company was less likely to reach previously forecasted revenue as a result of adverse mortgage and housing market conditions, including rapidly rising interest rates and low housing inventory. In addition, during the three months ended December 31, 2022, the Company implemented of a strategic initiative to focus resources on its instant underwriting capabilities. These factors and a significant, sustained decrease in the Company’s stock price in 2022 indicated that the Company had triggering events. The resulting valuations of the Underwriting reporting unit indicated that its estimated fair value was above its carrying value. The estimated fair value of the Distribution reporting unit was below its carrying value as of September 30, 2022 and as of December 31, 2022, the respective dates at which the quantitative goodwill impairment analyses were performed. As such, the Company determined that the Distribution reporting unit’s goodwill was impaired.
The Company performed the valuations of the Distribution and Underwriting reporting units using discounted cash flow and market valuation methodologies. The assumptions used in the reporting unit valuations require significant judgment, including judgment about appropriate growth rates, and the amount and timing of expected future cash flows. The Company’s forecasted cash flows were based on the current assessment of the markets and were based on assumed revenue forecasts as of the measurement date. The key assumptions used in the cash flows were long-term revenue forecasts, profit margins, discount rates and terminal growth rates. The assumptions used consider the current early growth stage of the Company, comparison of the Company’s market capitalization to enterprise value, and the emergence from a period impacted by significant macroeconomic trends. The industry markets are currently at volatile levels and future developments are difficult to predict. The Company believes that its procedures for estimating future cash flows for each reporting unit are reasonable and consistent with current market conditions as of the testing date. If the markets that impact the Company’s business continue to deteriorate, the Company could recognize further goodwill impairment.
We conducted our annual goodwill impairment test as of October 1, 2021. We determined, after performing a qualitative review of each reporting unit, that the fair value of each reporting unit exceeded its respective carrying value. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. However, as described above, we did identify triggering events and performed quantitative goodwill impairment tests, which resulted in recording impairments of goodwill in the Distribution reporting unit, as of September 30, 2022 and as of December 31, 2022.
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
We obtained a third-party valuation of the Sponsor Covered Shares as of July 28, 2021 (i.e., the Closing Date), December 31, 2021 and December 31, 2022 using the Monte Carlo simulation methodology and based upon market inputs regarding stock price, dividend yield, expected term, volatility and risk-free rate. The share price represents the trading price as of each valuation date. The expected dividend yield is zero as we have never declared or paid cash dividends and have no current plans to do so during the expected term. The expected term represents the vesting period, which is 8.6 years. The expected volatility of 65.0% was estimated considering (i) the Doma implied volatility calculated using longest term stock option. (ii) the Doma implied warrant volatility using the term of the Public and Private Warrants and (iii) median leverage adjusted (asset) volatility calculated using a set of Guideline Public Companies (“GPCs”). Volatility for the GPCs was calculated over a lookback period of 8.6 years (or longest available data for GPCs whose trading history was shorter than 8.6 years), commensurate with the contractual term of the Sponsor Covered Shares. The risk-free rate utilizes the 10-year U.S. Constant Maturity. Finally, the annual change in control probability is estimated to be 2.0%.
As of December 31, 2022, the Sponsor Covered Shares liability amounted to $0.2 million.

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
The Company’s debt security portfolio is subject to credit risk. For further information on the credit quality of the Company’s investment portfolio at December 31, 2022, see Note 4 to the consolidated financial statements.
The Company also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under our reinsurance programs. For information on our reinsurance programs, see Note 2 to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Doma Holdings, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2022	2021
Assets
Cash and cash equivalents	$78,450	$379,702
Restricted cash	2,933	4,126
Investments:
Fixed maturities
Held-to-maturity debt securities, at amortized cost (net of allowance for credit losses of $440 at December 31, 2022 and $0 at December 31, 2021)	90,328	67,164
Available-for-sale debt securities, at fair value (amortized cost of $59,191 at December 31, 2022 and $0 at December 31, 2021)	58,254	—
Mortgage loans	297	2,022
Other invested assets	—	325
Total investments	$148,879	$69,511
Receivables (net of allowance for credit losses of $1,488 and $1,082 at December 31, 2022 and 2021, respectively)	21,292	15,498
Prepaid expenses, deposits and other assets	8,124	15,692
Lease right-of-use assets	18,634	—
Fixed assets (net of accumulated depreciation of $24,532 and $19,543 at December 31, 2022 and 2021, respectively)	39,383	45,953
Title plants	14,533	13,952
Goodwill	46,280	111,487
Total assets	$378,508	$655,921

Liabilities and stockholders’ equity
Accounts payable	$2,909	$6,930
Accrued expenses and other liabilities	28,892	54,149
Leases liabilities	27,489	—
Senior secured credit agreement, net of debt issuance costs and original issue discount	154,790	141,769
Liability for loss and loss adjustment expenses	82,070	80,267
Warrant liabilities	347	16,467
Sponsor Covered Shares liability	219	5,415
Total liabilities	$296,716	$304,997

Commitments and contingencies (see Note 15)

Stockholders’ equity:
Common stock, 0.0001 par value; 2,000,000,000 shares authorized at December 31, 2022 and 2021; 329,147,979 and 323,347,806 shares issued and outstanding as of December 31, 2022 and 2021, respectively	33	33
Additional paid-in capital	577,483	543,070
Accumulated deficit	(494,787)	(192,179)
Accumulated other comprehensive income	(937)	—
Total stockholders’ equity	$81,792	$350,924
Total liabilities and stockholders’ equity	$378,508	$655,921
The accompanying notes are an integral part of these consolidated financial statements.

Doma Holdings, Inc.
Consolidated Statements of Operations

	Year ended December 31,
(In thousands, except share and per share information)	2022	2021	2020
Revenues:
Net premiums written (1)	$385,253	$475,352	$345,608
Escrow, other title-related fees and other	52,008	79,585	61,275
Investment, dividend and other income	2,920	3,106	2,931
Total revenues	$440,181	$558,043	$409,814

Expenses:
Premiums retained by Third-Party Agents (2)	$261,476	$298,445	$220,143
Title examination expense	18,261	22,137	16,204
Provision for claims	16,740	21,335	15,337
Personnel costs	259,939	238,134	143,526
Other operating expenses	93,219	79,951	43,285
Goodwill impairment	65,207	—	—
Long-lived asset impairment	32,027	—	—
Total operating expenses	$746,869	$660,002	$438,495

Loss from operations	$(306,688)	$(101,959)	$(28,681)

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	21,317	6,691	—
Interest expense	(18,080)	(16,861)	(5,579)
Loss before income taxes	$(303,451)	$(112,129)	$(34,260)

Income tax benefit (expense)	1,242	(927)	(843)
Net loss	$(302,209)	$(113,056)	$(35,103)

Earnings per share:
Net loss per share attributable to stockholders - basic and diluted	$(0.93)	$(0.64)	$(0.56)
Weighted average shares outstanding common stock - basic and diluted	326,042,708	177,150,914	62,458,039
The accompanying notes are an integral part of these consolidated financial statements.
__________________
(1)Net premiums written includes revenues from a related party of $134.9 million, $114.2 million, and $88.6 million for the years ended December 31, 2022, 2021, and 2020, respectively (see Note 14 to our consolidated financial statements).
(2)Premiums retained by Third-Party Agents includes expenses associated with a related party of $108.4 million, $92.5 million, and $71.2 million during the years ended December 31, 2022, 2021, and 2020, respectively (see Note 14 to our consolidated financial statements).

Doma Holdings, Inc.
Consolidated Statements of Comprehensive Loss

	Year ended December 31,
(In thousands)	2022	2021	2020
Net loss	$(302,209)	$(113,056)	$(35,103)
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale debt securities, net of tax and related valuation allowance	(937)	(179)	176
Reclassification adjustment for realized gain on sale of available-for-sale debt securities, net of tax	—	(507)	—
Comprehensive loss	$(303,146)	$(113,742)	$(34,927)
The accompanying notes are an integral part of these consolidated financial statements.

Doma Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock Series A		Preferred Stock Series A-1		Preferred Stock Series A-2		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
(In thousands, except share information)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2020	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	25,599,456	$—	62,191,701	$1	$192,852	$(44,020)	$510	$149,345
Issuance of Series C preferred stock, net of financing costs	—	—	—	—	—	—	—	—	35,066,175	1	—	—	70,701	—	—	70,702
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	640,606	—	416	—	—	416
Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	—	—	—	2,495	—	—	2,495
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(35,103)	—	(35,103)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	176	176
Balance, December 31, 2020	43,737,586	$1	48,913,906	$1	14,003,187	$—	15,838,828	$—	60,665,631	$1	62,832,307	$1	$266,464	$(79,123)	$686	$188,031

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	5,058,976	—	2,968	—	—	2,968
Exercise of stock warrants	—	—	28,870,387	—	—	—	—	—	—	—	—	—	187	—	—	187
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	19,673	—	—	19,673
Original issue discount on senior secured credit agreement	—	—	—	—	—	—	—	—	—	—	—	—	18,519	—	—	18,519
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(113,056)	—	(113,056)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(686)	(686)
Conversion of preferred stock to common stock	(43,737,586)	(1)	(77,784,293)	(1)	(14,003,187)	—	(15,838,828)	—	(60,665,631)	(1)	212,029,525	21	4	—	—	22
Conversion of common stock	—	—	—	—	—	—	—	—	—	—	(1,227,451)	—	30,080	—	—	30,080
Issuance of common stock in connection with Business Combination and PIPE Investment	—	—	—	—	—	—	—	—	—	—	44,654,449	5	259,392	—	—	259,397
Par value change for Old Doma Common Stock	—	—	—	—	—	—	—	—	—	—	—	6	—	—	—	6
Costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	—	—	—	—	—	—	—	—	—	—	(54,217)	—	—	(54,217)
Balance, December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	323,347,806	$33	$543,070	$(192,179)	$—	$350,924

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	2,114,531	—	353	—	—	353
Vesting of RSU awards	—	—	—	—	—	—	—	—	—	—	3,685,642	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	—	—	—	34,060	—	—	34,060
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	(399)	—	(399)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(302,209)	—	(302,209)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(937)	(937)
Balance, December 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	329,147,979	$33	$577,483	$(494,787)	$(937)	$81,792

The accompanying notes are an integral part of these consolidated financial statements.

Doma Holdings, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2022	2021	2020
Cash flow from operating activities:
Net loss	$(302,209)	$(113,056)	$(35,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - paid in kind	10,161	8,817	6,462
Depreciation and amortization	16,019	10,321	5,815
Stock-based compensation expense	34,060	19,673	2,495
Amortization of debt issuance costs and original issue discount	2,860	2,050	—
Amortization of premiums and accretion of discounts on held-to-maturity securities, net	173	1,224	566
Provision for doubtful accounts	922	1,230	424
Deferred income taxes	(1,421)	794	739
Realized (gain) loss on sale of investments	56	(952)	(146)
Net unrealized loss (gain) on equity securities	—	119	(54)
(Gain) loss on disposal of fixed assets and title plants	267	(10)	(345)
Change in fair value of warrant and Sponsor Covered Shares liabilities	(21,317)	(6,691)	—
Goodwill impairment	65,207	—	—
Long-lived asset impairment	32,027	—	—
Change in operating assets and liabilities:
Accounts receivable	(7,430)	(2,149)	(2,243)
Prepaid expenses, deposits and other assets	6,529	(6,214)	(2,261)
Lease right-of-use assets and lease liabilities	867	—	—
Accounts payable	(4,020)	304	2,209
Accrued expenses and other liabilities	(21,971)	17,744	5,126
Liability for loss and loss adjustments expenses	1,804	10,467	7,042
Net cash used in operating activities	$(187,416)	$(56,329)	$(9,274)
Cash flow from investing activities:
Proceeds from sales, calls and maturities of investments: Held-to-maturity	$90,827	$33,535	$18,408
Proceeds from sales, calls and maturities of investments: Available-for-sale	1,429	7,817	—
Proceeds from sales of investments: Equity securities	—	2,000	—
Proceeds from sales and principal repayments of investments: Mortgage loans	1,725	958	390
Purchase of investments: Held-to-maturity	(115,022)	(36,241)	(65,403)
Purchase of investments: Available-for-sale	(60,259)	—	—
Purchase of investments: Equity securities	—	—	(1,000)
Proceeds from sales of fixed assets	77	306	—
Purchases of fixed assets	(34,333)	(32,169)	(17,013)
Proceeds from sale of title plants and dividends from title plants	755	666	1,585
Purchases of title plants	(581)	—	—
Net cash used in investing activities	$(115,382)	$(23,128)	$(63,033)
The accompanying notes are an integral part of these consolidated financial statements.

Doma Holdings, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2022	2021	2020
Cash flow from financing activities:
Proceeds from issuance of Series C preferred stock, net of financing costs	—	—	70,701
Proceeds from issuance of senior secured credit agreement	—	150,000	—
Repayments on loan from a related party	—	(65,532)	(28,431)
Debt issuance costs	—	(579)	—
Exercise of stock warrants	—	48	—
Exercise of stock options	353	3,244	391
Redemptions of redeemable common and preferred stock	—	(294,856)	—
Net proceeds from Business Combination and PIPE Investment	—	624,952	—
Payment of costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE investment	—	(66,014)	—
Net cash provided by financing activities	$353	$351,263	$42,661
Net change in cash and cash equivalents and restricted cash	(302,445)	271,806	(29,646)
Cash and cash equivalents and restricted cash at the beginning of period	383,828	112,022	141,668
Cash and cash equivalents and restricted cash at the end of period	$81,383	$383,828	$112,022
Supplemental cash flow disclosures:
Cash paid for interest	$8,137	$7,320	$7
Cash paid for income taxes	$164	$135	$240
Supplemental disclosure of non-cash investing activities:
Unrealized gains (loss) on available-for-sale debt securities	$(937)	$(179)	$176
Supplemental disclosure of non-cash financing activities:
Issuance of penny warrants related to the senior secured credit agreement	$—	$(18,519)	$—
Warrant liabilities recognized in conjunction with the Business Combination	$—	$19,240	$—
Net liabilities assumed in the Business Combination	$—	$9,517	$—

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
Significant items subject to such estimates and assumptions include, but are not limited to, reserves for incurred but not reported claims, the useful lives of property and equipment, accrued net premiums written from Third-Party Agent (as defined in Item 7) referrals, the fair value measurements, valuation of goodwill impairment, the valuations of stock-based compensation arrangements and the Sponsor Covered Shares liability (as defined below).
Cash and cash equivalents and restricted cash
Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.
As of December 31, 2022 and 2021, the Company had restricted cash of $2.9 million and $4.1 million, respectively, including deposits in several states pledged in accordance with the applicable state insurance regulations, and certain collateral requirements in connection with leases for office space.
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
The Company recognizes credit losses for its held-to-maturity debt securities by setting up an allowance which is remeasured each reporting period, with changes in the allowance recorded in the consolidated statements of operations. The Company establishes an allowance for credit losses based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as credit agency ratings and payment and default history. As of December 31, 2022, credit agency ratings on our U.S. Treasury and corporate debt securities ranged from AAA through B2.
For our held-to-maturity debt securities, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default (“LGD”). The probability of default and LGD percentages are estimated after considering historical experience with global default rates and unsecured bond recovery rates for horizons aligning to the Company’s held-to-maturity debt security portfolio. The calculated allowance is recorded as an offset to held-to-maturity debt securities in the consolidated balance sheets and in the investment, dividend and other income line on the consolidated statements of operations.
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
Receivables, net
Receivables are generally due within thirty to ninety days and are recorded net of an allowance for doubtful accounts. Our receivables represent premiums, escrow and related fees due to us as a result of the closing of real estate transactions, investment trade receivables, and other miscellaneous receivables. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time receivables are past due, previous loss history and a specific customer’s ability to pay its obligations to the Company. Amounts deemed uncollectible are expensed in the period in which such determination is made. As of December 31, 2022 and 2021, the allowance for doubtful accounts was $1.5 million and $1.1 million, respectively.
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
Internally developed or acquired software
Technology and software are acquired or developed for internal use and for use with the Company’s products. Internally developed software and acquired software are amortized over its estimated useful life or, in the case of cloud-based technology, the shorter of its estimated useful life or contract life, and ranges from three to eight years using the straight-line method. Technology development costs, which include certain payroll-related costs of employees directly associated with developing technology and software in addition to incremental payments to third parties, are capitalized from the time technological feasibility is established until the software is ready for use. Capitalized internally developed software and acquired software development costs for the years ended December 31, 2022 and 2021 are included in fixed assets, net in the consolidated balance sheets. The Company analyzes internally developed software and acquired software for impairment when events or circumstances indicate that the carrying amount may not be recoverable.
Title plants
Title plants are carried at cost, with costs incurred to maintain, update and operate title plants expensed as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes the title plants for impairment when events or circumstances indicate that the carrying amount may not be recoverable. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. There were no impairments of title plants for the years ended December 31, 2022, 2021 and 2020. In February 2020, we sold a title plant for a total sale price of $3.2 million, including a realized gain of $0.2 million.
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
After performing a qualitative and quantitative assessments as of September 30, 2022 and December 31, 2022, we concluded that goodwill in our Distribution reporting unit was impaired. Refer to Note 3 to the consolidated financial statements for additional details on the goodwill impairment during the year ended December 31, 2022.
Trade names
The intangible asset values of the Company’s trade names were determined in the North American Title Acquisition, and were assigned a useful life of seven years. The Company’s finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and intangibles are also evaluated periodically to determine their remaining useful life. In 2020, the Company determined that there would be a change in the Company’s use of the acquired trade names in the second quarter of 2021. The Company determined that the change in use was not related to the value of the trade names, but to changes in business strategy, and did not result in an impairment. However, the Company changed its estimates of the useful lives of the acquired trade names to better reflect the estimated periods during which these trade names will remain in service. The estimated useful life of the trade names was revised such that the trade names were fully amortized by June 30, 2021. The result of this change in estimate is an increase to 2020 amortization expense of $1.5 million. The amortization expense recorded for the Company’s trade names was $2.7 million, and $2.3 million in 2021 and 2020, respectively. As of December 31, 2021, the Company had no trade names on its consolidated balance sheet.
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
In addition, we estimate and accrue for revenues on policies sold but not reported by Third-Party Agents as of the relevant balance sheet closing date. This accrual is based on historical transactional volume data for title insurance policies that have closed and were not reported before the relevant balance sheet closing, as well as trends in our operations and in the title and housing industries. There could be variability in the amount of this accrual from period to period and amounts subsequently reported to us by Third-Party Agents may differ from the estimated accrual recorded in the preceding period. If the amount of revenue subsequently reported to us by Third-Party Agents is higher or lower than our estimate, we record the difference in revenue in the period in which it is reported. For the years ended December 31, 2022 and 2021, the time lag between the closing of transactions by Third-Party Agents and the reporting of policies, or premiums from policies issued by Third-Party Agents to us has been approximately three months.
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
Under the Quota Share Treaty, during 2020, the Company ceded 100% of its instant underwriting policies. During the period from January 1, 2021 to February 23, 2021 the Company also ceded 100% of its instantly underwriting policies. Effective February 24, 2021 and forward, the Company cedes 25% of the written premium on our instantly underwritten policies.
Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the years ended December 31, 2022, 2021 and 2020.
Ceding commission from reinsurance transactions are presented as revenue within the “Escrow, other title-related fees and other” revenue line item in the consolidated statements of operations.
Total premiums ceded in connection with reinsurance are netted against the written premiums in the consolidated statements of operations. Gross premiums earned and ceded premiums are as follows:

	Year ended December 31
	2022	2021	2020
Gross premiums earned	$388,068	$482,232	$349,636
Ceded premiums	(2,815)	(6,880)	(4,028)
Net premiums earned	$385,253	$475,352	$345,608
Percentage of amount assumed to net	99.3%	98.6%	98.8%
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022, and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
For restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance restricted stock units (“PRSUs”) awarded in consideration of services rendered by employees and non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC 718 and ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, respectively. The Company measures the fair value of RSAs, RSUs, and PRSUs using the fair market value of the underlying common stock at the grant date. PRSUs are measured on the probable outcome of the performance conditions applicable to each grant. Stock-based compensation expense arising from RSAs, RSUs, and PRSUs is recorded on a straight-line basis over the vesting period of each grant. Forfeitures are accounted for as incurred.
The Company measures the fair value of market-based awards using the fair market value of the underlying common stock at the grant date. The Company recognizes compensation expense related to the market-based awards using the accelerated attribution method over the requisite service period.
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
Additionally, we manage the exposure to credit risk in our investment portfolio by investing in high quality securities and diversifying our holdings. Our investment portfolio is comprised of corporate debt, foreign government securities, certificates of deposit, single-family residential mortgage loans, and U.S. Treasuries.
Advertising costs
Advertising costs, which include promotional expenses, are expensed as incurred. Advertising expenses were $3.2 million, $6.2 million, and $3.1 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are included in other operating expenses in the accompanying consolidated statements of operations.
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
The more dilutive of the two-class method and the if-converted method is used to calculate the dilutive impact of the preferred shares. The treasury stock method is utilized to calculate the dilutive impact of the outstanding warrants, RSAs, RSUs, PRSUs and options and the if-converted method is utilized for the Company’s convertible notes.
For the years ended December 31, 2022, 2021 and 2020, any preferred shares, stock options, warrants, RSAs, RSUs and PRSUs were anti-dilutive, therefore, were excluded from the computation of diluted earnings per share.
Basic and diluted earnings per share attributable to the Company’s common stock for the years ended December 31, 2022, 2021 and 2020 was calculated using weighted average common shares outstanding.
Risk and uncertainties
The real estate market has been impacted by significant macroeconomic factors, market disruptions, and volatility. The Company continues to monitor and react to these factors. For additional information, refer to Part I, Item 1A “Risk Factors” set forth this Annual Report.
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
Recently issued and adopted accounting pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), simplifying Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company early adopted this update as of January 1, 2020 with no material impact on the Company’s financial position and results of operations. The Company has applied this guidance in determining the goodwill impairment discussed within Note 3.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The amendments in this and the related ASUs introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss (“CECL”) model that is based on expected rather than incurred losses for instruments measured at amortized cost and amends the accounting for impairment of held-to-maturity securities and available-for-sale securities. This model incorporates past experience, current conditions and reasonable and supportable forecasts affecting collectability of these instruments. The amendments in this update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, the amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The early adoption of this new guidance on January 1, 2022 required the Company to record an allowance for credit losses for the Company’s held-to-maturity investment portfolio, which resulted in an allowance of $0.4 million and a corresponding $0.4 million adjustment for the cumulative effect of a change in accounting principle, net of income taxes. For more information on the held-to-maturity allowance for credit losses, refer to Note 4. Prior to the adoption of the new guidance, the Company utilized an aging model to estimate credit losses on accounts receivable. As this aging model is allowed under the new guidance, there is no impact to the Company’s allowance for credit losses for accounts receivable. The adoption of this new standard did not have a significant impact on the consolidated statements of operations or the consolidated statements of cash flows. The guidance also requires additional disclosures regarding the Company’s held-to-maturity allowance for credit losses, which have been included within Note 4.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Modified or new leases subsequent to the effective date will follow ASC 2016-02. Accounting for lessors remains largely unchanged from current U.S. GAAP. Under ASU 2020-05, the effective date for adoption of ASU 2016-02 is fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We early adopted this new guidance on January 1, 2022 under a modified retrospective transition approach using the cumulative-effect adjustment transition method approved by the FASB, which results in reporting for the comparative periods presented in accordance with the previous lease guidance under ASC 840. We elected the package of practical expedients but did not adopt the hindsight practical expedient as of January 1, 2022. The package of practical expedients allowed the Company not to reassess whether the arrangement contains a lease, lease classification and whether previously capitalized costs qualify as initial direct costs. The practical expedients allowed the Company to continue classifying all of its leases as operating leases as they were previously classified under ASC 840. The Company recognized lease liabilities of $24.4 million and corresponding right-of-use assets of $23.8 million in our consolidated balance sheet on January 1, 2022. The difference between the lease liabilities and corresponding right-of-use assets related to prepaid rent and deferred lease obligations recognized in prepaid expenses, deposits and other assets and accrued expenses and other liabilities, respectively, in our consolidated balance sheet on January 1, 2022, resulting in no cumulative-effect adjustment to opening equity. The new standard did not have a significant impact on the consolidated statements of operations or the consolidated statements of cash flows. The guidance also requires additional disclosures regarding the Company’s lease portfolio, which have been included within Note 21.
In January 2020, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. Specifically, ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, and interim periods beginning after December 15, 2020. ASU 2019-12 is effective for private entities for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2019-12 under the private company transition guidance beginning January 1, 2022, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures given the Company has a full valuation allowance and the scenarios for which the guidance offer simplification are not significant for the Company.
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
Immediately after giving effect to the Business Combination and the PIPE Investment, there were 321,461,822 shares of common stock outstanding, which excludes the 1,325,664 of Sponsor Covered Shares. The Company is authorized to issue 2,000,000,000 shares of common stock having a par value of $0.0001 per share. Additionally, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share. As of December 31, 2022, there were 329,147,979 and 0 shares of common stock and preferred stock issued and outstanding, respectively, which excludes the 1,325,664 of Sponsor Covered Shares.
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
Immediately after the Closing Date, 20% of the aggregate of our common stock held by certain investors (collectively, the “Sponsor”) became subject to vesting, contingent upon the price of our common stock exceeding certain thresholds. The Sponsor Covered Shares will vest in two tranches: (i) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date, and (ii) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $17.50 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date. The Sponsor is also entitled to the Sponsor Covered Shares if a covered strategic transaction or change in control, as defined by the sponsor support agreement dated as of March 2, 2021 (the “Sponsor Support Agreement”) by and among the sponsors named thereto, Capitol and Old Doma, occurs prior to the ten (10)-year anniversary of the Closing Date. As of December 31, 2022, the Sponsor Covered Shares were legally outstanding; however, since none of the conditions were met, no related shares are included in the Company’s consolidated balance sheets and consolidated statement of changes in stockholders’ equity or for the purposes of calculating earnings per share.
Also following the Closing Date, the Sellers have the contingent right to receive up to an additional number of shares equal to 5% of the sum of (i) the aggregate number of outstanding shares of our common stock (including restricted common stock, but excluding Sponsor Covered Shares), plus (ii) the maximum number of shares underlying our options that are vested and the maximum number of shares underlying warrants to purchase shares of Doma common stock issued as replacement warrants for Old Doma warrants, in each case of these clauses (i) and (ii), as of immediately following the Closing Date (the “Seller Earnout Shares”). The Seller Earnout Shares are contingently issuable to the Sellers in two tranches: (i) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date, and (ii) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $17.50 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date. Since none of the conditions of the Seller Earnout Shares were met as of December 31, 2022, no related shares are included in the Company’s consolidated statements of changes in stockholders’ equity as of December 31, 2022 or for purposes of calculating earnings per share.
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
During the year ended December 31, 2022, management determined that the Company was less likely to reach previously forecasted revenue as a result of adverse mortgage and housing market conditions, including rapidly rising interest rates and low housing inventory. In addition, during the three months ended December 31, 2022, the Company implemented a strategic initiative to focus resources on its instant underwriting capabilities. These factors and a significant, sustained decrease in the Company’s stock price in 2022 indicated that the Company had triggering events, resulting in the Company performing separate quantitative goodwill impairment analyses as of September 30, 2022 and December 31, 2022. The resulting valuations of the Underwriting reporting unit indicated that its estimated fair value was above its carrying value. The estimated fair value of the Distribution reporting unit was below its carrying value as of September 30, 2022 and as of December 31, 2022. As such, the Company determined that the Distribution reporting unit’s goodwill was impaired.
The Company performed the valuations of the Distribution and Underwriting reporting units using discounted cash flow and market valuation methodologies, using Level 3 inputs. The valuations considered the Company’s market capitalization compared to the enterprise value, using Level 2 inputs. During the year ended December 31, 2022, the Company recognized total goodwill impairment charges of $65.2 million. The Company believes that its procedures for estimating future cash flows for each reporting unit are reasonable and consistent with current market conditions as of the testing date. If the markets that impact the Company’s business continue to deteriorate, the Company could recognize further goodwill impairment.
The changes in the carrying value of goodwill, by segment, were as follows:

	Distribution	Underwriting	Total
Beginning balance, January 1, 2022	$88,074	$23,413	$111,487
Impairment losses	(65,207)	—	(65,207)
Ending balance, December 31, 2022	$22,867	$23,413	$46,280
Accumulated impairment losses to goodwill were $65.2 million as of December 31, 2022.

4. Investments and fair value measurements
Held-to-maturity debt securities
The cost basis, fair values and gross unrealized gains and losses of our held-to-maturity debt securities are as follows:

	December 31, 2022				December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities (1)	$61,308	$5	$(1,640)	$59,673	$62,078	$459	$(207)	$62,330
U.S. Treasury securities	24,152	—	(165)	23,987	4,849	—	(16)	4,833
Foreign government securities	5,003	—	(4)	4,999	—	—	—	—
Certificates of deposit	305	—	—	305	237	—	—	237
Total	$90,768	$5	$(1,809)	$88,964	$67,164	$459	$(223)	$67,400
_______________
(1) Includes both U.S. and foreign corporate debt securities.
The cost basis of held-to-maturity debt securities includes an adjustment for the amortization of premium or discount since the date of purchase. Held-to-maturity debt securities valued at approximately $5.9 million and $4.2 million were on deposit with various governmental authorities at December 31, 2022 and 2021, respectively, as required by law.
The change in net unrealized gains and on held-to-maturity debt securities for the years ended December 31, 2022, 2021 and 2020 was $(2.0) million, $(0.8) million and $0.9 million, respectively.
Net realized gains of held-to-maturity debt securities are computed using the specific identification method and are included in the consolidated statements of operations. During the year ended December 31, 2022, to de-risk the portfolio, the Company sold held-to-maturity debt securities resulting in proceeds and net realized losses of $1.0 million and $6.0 thousand, respectively.
The following table presents certain information regarding contractual maturities of our held-to-maturity debt securities:

Maturity	December 31, 2022
	Amortized Cost	% of Total	Fair Value	% of Total
One year or less	$67,971	75%	$67,744	76%
After one year through five years	22,797	25%	21,220	24%
Total	$90,768	100%	$88,964	100%
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

Net unrealized losses on held-to-maturity debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	December 31, 2022				December 31, 2021
	Corporate debt securities	U.S. Treasury securities	Foreign government securities	Total	Corporate debt securities	U.S. Treasury securities	Total
Less than 12 Months
Fair Value	$48,798	$19,834	$4,999	$73,631	$18,309	$4,667	$22,976
Unrealized Losses	$(614)	$(101)	$(4)	$(719)	$(192)	$(16)	$(208)
Greater than 12 months
Fair value	8,546	4,125	—	12,671	605	—	605
Unrealized losses	(1,026)	(64)	—	(1,090)	(15)	—	(15)
Total
Fair value	$57,344	$23,959	$4,999	$86,302	$18,914	$4,667	$23,581
Unrealized losses	$(1,640)	$(165)	$(4)	$(1,809)	$(207)	$(16)	$(223)
We believe that any unrealized losses on our held-to-maturity debt securities at December 31, 2022 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2022	$399
Current-period provision for expected credit losses	41
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for credit losses, December 31, 2022	$440
The current-period provision for expected credit losses is due to changes in portfolio composition, the maturity of certain securities, and changes in the credit ratings of certain securities.
Available-for-sale debt securities
The cost basis, fair values and gross unrealized gains and losses of our available-for-sale debt securities are as follows:

	December 31, 2022				December 31, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities (1)	$27,251	$—	$(363)	$26,888	$—	$—	$—	$—
U.S. Treasury securities	30,467	—	(544)	29,923	—	—	—	—
Foreign government securities	1,473	—	(30)	1,443	—	—	—	—
Total	$59,191	$—	$(937)	$58,254	$—	$—	$—	$—
_________________
(1) Includes both U.S. and foreign corporate debt securities.

The cost basis of available-for-sale debt securities includes an adjustment for the amortization of premium or discount since the date of purchase.
The change in net unrealized gains on available-for-sale debt securities for the years ended December 31, 2022, 2021 and 2020 was $(0.9) million, $(0.9) million, and $0.2 million, respectively. Any unrealized holding gains or losses on available-for-sale debt securities as of December 31, 2022 are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ equity, net of tax, until realized.
The following table reflects the composition of net realized gains or losses for the sales of the available-for-sale debt securities for each of the years shown below:

	Year ended December 31,
	2022	2021	2020
Realized gains (losses):
Available-for-sale debt securities:
Gains	$—	$768	$—
Losses	—	(90)	—
Net	$—	$678	$—

Proceeds from sales	$—	$7,817	$—
Net realized gains on disposition of available-for-sale debt securities are computed using the specific identification method and are included in the consolidated statements of operations

The following table presents certain information regarding contractual maturities of our available-for-sale debt securities:

Maturity	December 31, 2022
	Amortized Cost	% of Total	Fair Value	% of Total
One year or less	$—	—%	$—	—%
After one year through five years	59,191	100%	58,254	100%
Total	$59,191	100%	$58,254	100%
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
Net unrealized losses on available-for-sale debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	December 31, 2022				December 31, 2021
	Corporate debt securities	U.S. Treasury securities	Foreign government securities	Total	Corporate debt securities	U.S. Treasury securities	Total
Less than 12 months
Fair value	$26,886	$29,923	$1,444	$58,253	$—	$—	$—
Unrealized losses	$(363)	$(544)	$(30)	$(937)	$—	$—	$—
Greater than 12 months
Fair value	$—	$—	$—	$—	$—	$—	$—
Unrealized losses	$—	$—	$—	$—	$—	$—	$—
Total
Fair value	$26,886	$29,923	$1,444	$58,253	$—	$—	$—
Unrealized losses	$(363)	$(544)	$(30)	$(937)	$—	$—	$—
We believe that any unrealized losses on our available-for-sale debt securities at December 31, 2022 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions.
We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
As of December 31, 2022, the Company did not have an allowance for credit losses for available-for-sale debt securities.
Equity securities
The Company disposed of all equity securities as of December 31, 2021.
Mortgage loans
The mortgage loans portfolio as of December 31, 2022 is comprised entirely of single-family residential mortgage loans. During the year ended December 31, 2022, the Company did not purchase any new mortgage loans.
Mortgage loans, which include contractual terms to maturity of thirty years, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties. The change in the mortgage loans during the year ended December 31, 2022 was the result of principal prepayments and maturities.

The cost and estimated fair value of mortgage loans are as follows:

	December 31, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Mortgage loans	$297	$297	$2,022	$2,022
Total	$297	$297	$2,022	$2,022
Investment income
Investment income from securities consists of the following:

	Year ended December 31,
	2022	2021	2020
Available-for-sale debt securities	$932	$773	$408
Held-to-maturity debt securities	1,828	1,984	1,326
Equity investments	—	(89)	146
Mortgage loans	58	168	194
Other	409	292	159
Total	$3,227	$3,128	$2,233
Accrued interest receivable
Accrued interest receivable from investments is included in receivables, net in the consolidated balance sheets. The following table reflects the composition of accrued interest receivable for investments:

	Year ended December 31,
	2022	2021
Corporate debt securities	$834	$874
U.S. Treasury securities	281	12
Foreign government securities	42	—
Accrued interest receivable on investment securities	$1,157	$886
Mortgage loans	—	13
Accrued interest receivable on investments	$1,157	$899
The Company does not recognize an allowance for credit losses for accrued interest receivable, which is recorded in the receivables line in the consolidated balance sheets, because the Company writes off accrued investment income timely. The Company writes off accrued interest receivables after three months by reversing interest income.

Fair value measurement
The following table summarizes the Company’s investments measured at fair value:

	Assets
	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Held-to-maturity:
Corporate debt securities	$—	$59,673	$—	$59,673	$—	$62,330	$—	$62,330
U.S. Treasury Securities	23,987	—	—	23,987	4,833	—	—	4,833
Foreign government securities	—	4,999	—	4,999	—	—	—	—
Certificate of deposits	—	305	—	305	—	237	—	237
Total held-to-maturity debt securities	$23,987	$64,977	$—	$88,964	$4,833	$62,567	$—	$67,400

Available-for-sale:
Corporate debt securities	$—	$26,888	$—	$26,888	$—	$—	$—	$—
U.S. Treasury Securities	29,923	—	—	29,923	—	—	—	—
Foreign government securities	—	1,443	—	1,443	—	—	—	—
Total available-for-sale debt securities	$29,923	$28,331	$—	$58,254	$—	$—	$—	$—

Mortgage loans	$—	$—	$297	$297	$—	$—	$2,022	$2,022

Total	$53,910	$93,308	$297	$147,515	$4,833	$62,567	$2,022	$69,422
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
The Company’s liabilities in the following table are recorded at fair value on the accompanying consolidated balance sheets. The following table summarizes the Company’s liabilities measured at fair value:

	Liabilities
	Public Warrants	Private Placement Warrants	Sponsor Covered Shares	Total
December 31, 2022
Level 1	$230	$—	$—	$230
Level 2	—	117	—	117
Level 3	—	—	219	219
Total	$230	$117	$219	$566

December 31, 2021
Level 1	$10,925	$—	$—	$10,925
Level 2	—	5,542	—	5,542
Level 3	—	—	5,415	5,415
Total	$10,925	$5,542	$5,415	$21,882
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

The fair value of the Sponsor Covered Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential stock price outcomes on a daily basis over the original 10-year vesting period. The unobservable significant inputs to the valuation model were as follows:

	December 31, 2022	December 31, 2021
Current stock price	$0.42	$5.08
Expected volatility	65.0%	55.0%
Risk-free interest rate	3.96%	1.52%
Expected term (years)	8.6	9.6
Expected dividend yield	—%	—%
Annual change in control probability	2.0%	2.0%
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

Sponsor Covered Shares
Fair value as of January 1, 2021	$—
Sponsor Covered Shares assumed in Business Combination	9,332
Change in fair value of Sponsor Covered Shares	(3,917)
Fair value as of December 31, 2021	$5,415
Change in fair value of Sponsor Covered Shares	(5,196)
Fair value as of December 31, 2022	$219
There were no transfers of assets or liabilities between Level 1 and Level 2 during the years ended December 31, 2022 and 2021. There were no transfers involving Level 3 assets or liabilities during the years ended December 31, 2022 and 2021.
Cash and cash equivalents, restricted cash, receivables, prepaid expenses and other assets, accounts payable, and accrued expenses and other liabilities approximate fair value and are therefore excluded from the leveling table above. The cost basis is determined to approximate fair value due to the short term duration of these financial instruments.

5. Revenue recognition
Disaggregation of revenue
Our revenue consists of:

			Year ended December 31,
			2022	2021	2020
Revenue Stream	Statements of Operations Classification	Segment	Total Revenue
Revenue from insurance contracts:
Direct Agents title insurance premiums	Net premiums written	Underwriting	$67,743	$119,236	$81,420
Direct Agents title insurance premiums	Net premiums written	Elimination	—	(976)	—
Third-Party Agent title insurance premiums	Net premiums written	Underwriting	317,510	357,092	264,188
Total revenue from insurance contracts			$385,253	$475,352	$345,608
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Distribution	$37,106	$61,005	$41,438
Other title-related fees and income	Escrow, title-related and other fees	Distribution	69,621	116,064	88,152
Other title-related fees and income	Escrow, title-related and other fees	Underwriting	2,692	3,520	2,099
Other title-related fees and income	Escrow, title-related and other fees	Elimination(1)	(57,411)	(101,004)	(70,414)
Total revenue from contracts with customers			$52,008	$79,585	$61,275
Other revenue:
Interest and investment income (2)	Investment, dividend and other income	Distribution	$727	$230	$325
Interest and investment income (2)	Investment, dividend and other income	Underwriting	2,558	1,952	2,086
Realized gains and losses, net	Investment, dividend and other income	Distribution	(309)	(25)	374
Realized gains and losses, net	Investment, dividend and other income	Underwriting	(56)	949	146
Total other revenues			$2,920	$3,106	$2,931
Total revenues			$440,181	$558,043	$409,814
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

6. Liability for loss and loss adjustment expenses
A summary of the changes in the liability for loss and loss adjustment expenses for each of the years ended is as follows:

	Year ended December 31,
	2022	2021	2020
Balance at the beginning of the year	$80,267	$69,800	$62,758

Provision for claims related to:
Current year	$22,314	$28,860	$20,619
Prior years	(5,574)	(7,525)	(5,282)
Total provision for claims	$16,740	$21,335	$15,337

Paid losses related to:
Current year	$(3,632)	$(3,180)	$(2,331)
Prior years	(11,305)	(7,688)	(5,964)
Total paid losses	$(14,937)	$(10,868)	$(8,295)

Balance at the end of the period	$82,070	$80,267	$69,800

Provision for claims as a percentage of net written premiums	4.3%	4.5%	4.4%
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
For the year ended December 31, 2022, the prior year’s provision for claims release of $5.6 million is due to reported loss emergence which was lower than expected. Historically, this favorable loss experience has resulted in a decrease in the projection of ultimate loss for past policy years. Most recently, our favorable loss experience resulted in a decrease in the projection of ultimate loss for policy years 2015, 2018 and 2020. For the year ended December 31, 2021, the provision for claims reserve release related to prior years of $7.5 million is due to reported loss emergence which was lower than expected. This has resulted in a decrease in the projection of ultimate loss for policy years 2018–2020. For the year ended December 31, 2020, the provision for claims reserve release related to prior years of $5.3 million is due to reported loss emergence which was lower than expected. This has resulted in a decrease in the projection of ultimate loss for policy years 2017–2019. The actuarial assumptions underlying the Company’s selected ultimate loss estimates place more consideration on title insurance industry benchmarks for more recent policy years. These title insurance benchmarks are based on industry long-term average loss ratios. As the Company’s claims experience matures, we refine those estimates to put more consideration to the Company’s actual claims experience. For the years ended December 31, 2022, 2021 and 2020, the Company’s actual claims experience reflects lower loss ratios than industry benchmarks from a current positive underwriting cycle and resulted in the favorable development.
Current year incurred and paid losses includes current year reported claims as well as estimated future losses on such claims.
The liability for loss and loss adjustment expenses of $82.1 million and $80.3 million, as of December 31, 2022 and December 31, 2021, respectively, includes $0.2 million and $0.1 million, respectively, of reserves for the settlement of claims which the Company has deemed to be directly related to its escrow or agent related activities. The reserves for the settlement of claims related to escrow or agent related activities are not actuarially determined.
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
•Distribution: Our Distribution segment reflects our Direct Agents operations of acquiring customer orders and providing title and escrow services for real estate closing transactions. We acquire customers through our partnerships with realtors, attorneys and non-centralized loan originators via a 91-branch footprint across eight states as of December 31, 2022 (“Local”) and our partnerships with national lenders and mortgage originators that maintain centralized lending operations representing our Doma Enterprise accounts (“Doma Enterprise”).
•Underwriting: Our Underwriting segment reflects the results of our title insurance underwriting business, including policies referred through our Direct Agents and Third-Party Agents channels. The referring agents typically retain approximately 82% - 84% of the policy premiums in exchange for their services. The retention varies by state and agent.
We use adjusted gross profit as the primary profitability measure for making decisions regarding ongoing operations. Adjusted gross profit is calculated by subtracting direct costs, such as premiums retained by agents, direct labor, other direct costs, and provision for claims, from total revenue. Our chief operating decision maker evaluates the results of the aforementioned segments on a pre-tax basis. Segment adjusted gross profit excludes certain items which are included in net loss, such as depreciation and amortization, corporate and other expenses, goodwill impairment, long-lived asset impairment, change in the fair value of Warrant and Sponsor Covered Shares liabilities, interest expense, and income tax expense, as these items are not considered by the chief operating decision maker in evaluating the segments’ overall operating performance. Our chief operating decision maker does not review nor consider assets allocated to our segments for the purpose of assessing performance or allocating resources. Accordingly, segments’ assets are not presented.
The following table summarizes the operating results of the Company’s reportable segments:

	Year ended December 31, 2022
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$385,253	$—	$385,253
Escrow, other title-related fees and other (1)	106,727	2,692	(57,411)	52,008
Investment, dividend and other income	418	2,502	—	2,920
Total revenue	$107,145	$390,447	$(57,411)	$440,181

Premiums retained by agents (2)	$—	$318,887	$(57,411)	$261,476
Direct labor (3)	76,175	10,398	—	86,573
Other direct costs (4)	18,741	9,803	—	28,544
Provision for claims	3,165	13,575	—	16,740
Adjusted gross profit	$9,064	$37,784	$—	$46,848

	Year ended December 31, 2021
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$476,328	$(976)	$475,352
Escrow, other title-related fees and other (1)	177,069	3,520	(101,004)	79,585
Investment, dividend and other income	205	2,901	—	3,106
Total revenue	$177,274	$482,749	$(101,980)	$558,043

Premiums retained by agents (2)	$—	$400,425	$(101,980)	$298,445
Direct labor (3)	81,204	8,412	—	89,616
Other direct costs (4)	23,726	11,339	—	35,065
Provision for claims	2,257	19,078	—	21,335
Adjusted gross profit	$70,087	$43,495	$—	$113,582

	Year ended December 31, 2020
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$345,608	$—	$345,608
Escrow, other title-related fees and other (1)	129,590	2,099	(70,414)	61,275
Investment, dividend and other income	699	2,232	—	2,931
Total revenue	$130,289	$349,939	$(70,414)	$409,814

Premiums retained by agents (2)	$—	$290,557	$(70,414)	$220,143
Direct labor (3)	55,334	6,820	—	62,154
Other direct costs (4)	16,912	3,623	—	20,535
Provision for claims	1,415	13,922	—	15,337
Adjusted gross profit	$56,628	$35,017	$—	$91,645
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
(4)Includes title examination expense, office supplies, and premium and other taxes.

The following table provides a reconciliation of the Company’s total reportable segments’ adjusted gross profit to its total loss before income taxes:

	Year ended December 31,
	2022	2021	2020
Adjusted gross profit	$46,848	$113,582	$91,645
Depreciation and amortization	16,019	10,321	5,815
Corporate and other expenses (1)	240,283	205,220	114,511
Goodwill impairment	65,207	—	—
Long-lived asset impairment	32,027	—	—
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(21,317)	(6,691)	—
Interest expense	18,080	16,861	5,579
Loss before income taxes	$(303,451)	$(112,129)	$(34,260)
_______________
(1)Includes corporate and other costs not allocated to segments including corporate support function costs, such as legal, finance, human resources, technology support and certain other indirect operating expenses, such as sales and management payroll, and incentive related expenses.
As of December 31, 2022 and 2021, the Distribution segment had allocated goodwill of $22.9 million and $88.1 million, respectively, and the Underwriting segment had allocated goodwill of $23.4 million. There were no additions from acquisitions or adjustments to goodwill resulting from prior year acquisitions in either segment for the years ended December 31, 2022 and 2021. There was an impairment to goodwill in the Distribution segment of $65.2 million for the year ended December 31, 2022. There were no impairments to goodwill in the Underwriting segment for the year ended December 31, 2022. There were no impairments to goodwill in either segment for the years ended 2021 and 2020.
8. Income tax
The Company’s income tax expense (benefit) is as follows:

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	179	133	144
Total current	$179	$133	$144

Deferred:
Federal	$(338)	$147	$101
State	(1,083)	647	598
Total deferred	$(1,421)	$794	$699
Total	$(1,242)	$927	$843

The Company’s income tax expense differs from the benefits computed by applying the federal income tax rate of 21% to loss before income taxes. A reconciliation of these differences is as follows:

	Year ended December 31,
	2022	2021	2020
Benefit calculated at federal income tax rate	21.0%	21.0%	21.0%
Change in valuation allowance	(24.4)	(28.8)	(34.2)
State tax benefit	6.7	9.6	7.1
Goodwill impairment	(3.3)	—	—
Nondeductible compensation	(2.1)	(2.5)	—
Provision-to-return permanent differences	1.7	—	—
Federal benefit on state tax	—	(2.0)	(1.5)
Change in fair value of Warrant and Sponsor Covered Shares liabilities	1.4	1.2	—
Change in state tax rate	(0.8)	0.5	5.1
Other permanent differences, net	0.2	0.1	—
Income tax benefit (expense)	0.4%	(0.9)%	(2.5)%
The change in the total valuation allowance during the year was $74.1 million. Although the Company has recorded a valuation allowance against deferred tax assets as discussed below, a portion of deferred tax liabilities related to indefinite lived intangible assets acquired cannot be used as a source of income to offset deferred tax assets. Consequently, this amount is recorded as a deferred tax expense and reflected in the effective tax rate above. The current state tax expense is a result of separate state tax filings for subsidiaries that have taxable income.

The significant components of deferred tax assets and liabilities consist of the following:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss	$108,906	$38,415
Interest expense	9,850	6,834
Intangibles assets	2,129	1,293
Stock-based compensation expense	4,379	2,688
Research and development	3,148	—
Statutory premium reserve	2,245	1,655
Other, net	1,641	11
Accrued compensation	1,393	7,892
Investments	420	458
Right-of-use assets	391	—
Allowance for doubtful accounts	265	173
Loss reserves	212	215
Debt issuance costs	43	52
Deferred lease obligation	18	423
Start-up costs	—	1,080
Total gross deferred tax assets	135,040	61,189
Less valuation allowance	(129,704)	(55,620)
Total deferred tax assets	$5,336	$5,569

Deferred tax liabilities:
Other reserves	$(2,069)	$(1,360)
Fixed assets	(1,846)	(1,441)
Title plants	(1,428)	(850)
Unrealized gain on investments	(203)	—
Intangibles assets	(140)	(3,689)
Total deferred tax liabilities	$(5,686)	$(7,340)
Net deferred tax liability	$(350)	$(1,771)
As of December 31, 2022, the Company carried a valuation allowance against deferred tax assets as management believes it is more likely than not that the benefit of the net deferred tax assets covered by that valuation allowance will not be realized. The net deferred tax liability of $0.4 million is included in accrued expenses and other liabilities within the accompanying consolidated balance sheets.
In accounting for uncertainty in income taxes, the Company is required to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained in an audit, based on the technical merits of the position. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. There were no unrecognized tax benefits or liabilities as of December 31, 2022 and December 31, 2021.
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

As of December 31, 2022, the Company has federal and state net operating loss (“NOL”) carryforwards of $371.2 million and $466.1 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017, any federal NOL arising after the year ended December 31, 2017 can be carried forward indefinitely with no expiration but is limited to 80% of taxable income. The Company has approximately $0.2 million of pre-2018 federal NOLs subject to expiration beginning in 2036. The remainder of the federal NOLs have no expiration. The Company’s state NOLs are subject to various expirations, beginning in 2030.
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

The Company’s 2019 through 2021 tax years remain open to federal tax examinations. The Company’s 2018 through 2021 tax years remain open to state tax examinations.
9. Fixed assets
Fixed assets consist of the following:

	December 31,
	2022	2021
Internally developed software	$40,934	$41,189
Furniture and equipment	5,552	7,046
Acquired software	4,656	3,829
Leasehold improvements	3,653	3,542
Computer equipment	8,434	8,148
Construction in process	686	1,742
Total fixed assets, gross	$63,915	$65,496
Accumulated depreciation and amortization	(24,532)	(19,543)
Total fixed assets, net	$39,383	$45,953
Depreciation and amortization on fixed assets was $16.0 million, $7.6 million, and $3.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The following table reflects the composition of net gains or losses for the sales of fixed assets for each of the years shown below:

	Year ended December 31,
	2022	2021	2020
Gains (losses):
Fixed assets:
Gains	$77	$59	$259
Losses	(344)	(49)	(128)
Total net gains (losses)	$(267)	$10	$131
For the year ended December 31, 2022, the Company recorded an impairment charge of $1.3 million related to furniture, leasehold improvements and computer equipment associated with leased offices that have been vacated and an impairment charge of $23.2 million related to internally developed software and acquired software no longer in use. The Company does not expect to receive future economic benefit from the use of these assets and therefore, reduced the carrying amount to zero for these assets. The fair values of the impacted software and other fixed assets were determined in accordance with ASC 360, Property, Plant, and Equipment, using a cash flow valuation methodology with Level 3 inputs, primarily internal revenue forecasts. The impairment of furniture, leasehold improvements and computer equipment relate to our Distribution segment, and the impairment of internally developed software and acquired software primarily relates to our Distribution segment. The fixed asset impairments are recorded in long-lived asset impairment in the consolidated statements of operations. See Note 21 for additional information on vacated leases. There were no impairments of fixed assets during the years ended December 31, 2021 and 2020.
Within each respective period, internally developed software and acquired software consist of the following:

	Year ended December 31
	2022	2021
Internally developed software	$30,609	$23,846
Accumulated amortization	(11,472)	(5,528)
Internally developed software, net	$19,137	$18,318

Acquired software	1,111	2
Accumulated amortization	(381)	(63)
Acquired software, net	$730	$(61)
Amortization expense on internally developed software was $11.5 million, $5.5 million, and $1.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. Amortization expense for internally developed software at December 31, 2022 is expected to be $8.3 million per year for the years ended December 31, 2023 and December 31, 2024, and $7.1 million, $4.6 million and $1.6 million for the years ended December 31, 2025, December 31, 2026 and December 31, 2027, respectively. Unamortized internally developed software development costs as of December 31, 2022 and 2021 are included in fixed assets, net in the consolidated balance sheets.
10. Debt
Senior secured credit agreement
On December 31, 2020, Old Doma executed a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”) providing for a $150.0 million senior secured term loan (“Senior Debt”) that was funded by the lenders, which are affiliates of HSCM, on January 29, 2021 (“Funding Date”). The Senior Debt matures five years from the Funding Date. Under the agreement, the Senior Debt will bear interest of 11.25% per annum, 5.0% of which will be paid on a current cash basis and the remainder to accrue and be added to the outstanding principal balance. Interest shall be compounded quarterly. If at any time Old Doma (now known as States Title) is in an event of default under the Senior Debt, outstanding amounts shall bear interest at the default interest rate of 15.00%. Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 4.2 million shares of our common stock. The Senior Debt is secured by a first-priority pledge and security interest in substantially all of the assets (tangible and intangible) of our wholly owned subsidiary States Title (which represent substantially all of our assets) and any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). States Title is subject to customary affirmative, negative and financial covenants, including, among other things, minimum liquidity of $20.0 million (as of the last day of any month), minimum consolidated annual revenue of $130.0 million, limits on the incurrence of indebtedness, restrictions on asset sales outside the ordinary course of business and material acquisitions, limitations on dividends and other restricted payments. States Title was in compliance with the Senior Debt covenants as of December 31, 2022. The Senior Debt also includes customary events of default for facilities of this type and provides that, if an event of default occurs and is continuing, the Senior Debt will amortize requiring regular payments on a straight-line basis over the subsequent 24-month calendar period, but not to extend beyond the maturity date.
The estimated fair value of the Senior Debt at December 31, 2022 was $160.6 million. No active or observable market exists for the Senior Debt and as a result this is a Level 3 fair value measurement. Therefore, the estimated fair value of the Senior Debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.
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
Preferred stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share (the “preferred stock”). The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares. As of December 31, 2022, there were no shares of preferred stock issued and outstanding.
12. Stock compensation expense
The Company issued stock options (incentive stock options (“ISOs”), non-statutory stock options (“NSOs”)) and RSAs to employees and key advisors under the Company’s 2019 Equity Incentive Plan, which has been approved by the board of directors. Granted stock options do not expire for 10 years and have vesting periods ranging from 7 to 60 months. The holder of one stock option may purchase one share of common stock at the underlying strike price. No additional awards will be granted under the Company’s 2019 Equity Incentive Plan and, as a result, no shares remain available for issuance for new awards under the Company’s 2019 Equity Incentive.
On July 27, 2021, the Company’s stockholders approved the 2021 Omnibus Incentive Plan, under which the Company issues restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”). The RSUs are subject to time-based vesting, generally with a majority of the RSUs vesting 25% on the first anniversary of the award date and ratably thereafter for twelve quarters, such that the RSUs will be fully vested on the fourth anniversary of their award date. Eligible participants in the PRSUs will receive a number of earned shares based on Company financial results during the performance period, as established by the Company’s board of directors. Earned shares for the PRSUs will fully vest once the continuous employment service condition is met after the performance period. The RSUs and PRSUs are measured at fair market value on the grant date and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. As of December 31, 2022, a maximum of approximately 59.5 million securities were authorized for issuance under the Company’s 2021 Omnibus Incentive Plan.
In June 2022, the Company issued stock awards to its Chief Executive Officer under the 2021 Omnibus Incentive Plan that vest upon the satisfaction of a time-based service condition and a market condition (“market-based awards”). Both the service and the market condition must be satisfied for the award to vest. The market condition of the awards is based on the 90-day volume weighted average price of the common stock of the Company reaching a price hurdle of $5.00, $7.50, and $10.00 during a performance period of 4 years. The maximum number of shares that can be earned under the market-based awards is 2,435,325 shares, with one-third of the total award allocated to each identified average price threshold. The time-based service condition in the market-based awards is satisfied quarterly over sixteen quarters of continuous employment, such that the service condition included in the market-based awards will be fully satisfied on the fourth anniversary of their award date. The Company recognizes compensation expense related to the market-based awards using the accelerated attribution method over the requisite service period.
Stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was $33.7 million, $20.1 million and $2.5 million, respectively.
Stock options (ISO and NSO)
Following are the weighted average assumptions utilized in the valuation of stock options issued:

	Year ended December 31,
	2021	2020
Volatility	48.5%	38.0%
Dividend yield	0.0%	0.0%
Expected term (years)	6.2	6.1
Risk free rate	0.7%	0.8%
The Company did not issue stock options during the year ended December 31, 2022.
The Company had the following stock option activity:

	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value ($)
Outstanding as of December 31, 2021	24,255,204	0.51	7.91	$109,061
Granted	—	—	0.00
Exercised	(2,094,653)	0.52	3.32
Cancelled or forfeited	(4,570,023)	0.63	1.67
Outstanding as of December 31, 2022	17,590,528	$0.58	6.74	$191

Options exercisable as of December 31, 2022	13,670,902	$0.55	6.50	$190
The total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $3.5 million, $35.2 million, and $2.0 million, respectively.
The total fair value of options vested during the years ended December 31, 2022, 2021 and 2020 were $12.6 million, $7.4 million and $1.5 million, respectively.
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2021 and 2020 were $5.99 and $8.42, respectively.
As of December 31, 2022, there was $9.7 million of stock-based compensation expense that had yet to be recognized related to nonvested stock option grants. The weighted-average period over which this unrecognized stock-based compensation expense is expected to be recognized is 1.86 years.

RSAs, RSUs and PRSUs
The Company had the following activity for nonvested RSA, RSU and PRSU activity:

	Number of RSAs, RSUs and PRSUs	Average Grant Date Fair Value ($)
Nonvested at December 31, 2021	18,579,930	$6.11
Granted	51,458,080	1.51
Exercised	(4,200,188)	5.25
Adjustment for PRSUs expected to vest	(1,759,053)	5.14
Cancelled or Forfeited	(23,587,020)	3.58
Nonvested at December 31, 2022	40,491,749	$1.87
The total fair value of RSAs, RSUs and PRSUs which vested in the years ended December 31, 2022, 2021 and 2020 was $3.8 million, $5.2 million and $0.4 million, respectively.
As of December 31, 2022, there was $66.1 million of stock-based compensation expense that had yet to be recognized related to nonvested RSAs, RSUs and PRSUs. The weighted-average period over which this unrecognized stock-based compensation expense is expected to be recognized is 3.01 years.
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

Stock price at issuance	$0.92
Expected volatility	75.0%
Risk-free interest rate	3.14%
Current expected term (years)	3.9
Expected dividend yield	—%
During the year ended December 31, 2022, the Company had the following non-vested market-based award activity:

	Number of Market-based awards	Average Grant Date Fair Value ($)
Non-vested at December 31, 2021	—	$—
Granted	2,435,325	0.32
Vested	—	—
Cancelled or Forfeited	—	—
Non-vested at December 31, 2022	2,435,325	$0.32
As of December 31, 2022, there was $0.6 million of stock-based compensation expense that had yet to be recognized related to nonvested market-based awards. The weighted-average period over which this unrecognized stock-based compensation expense is expected to be recognized is 3.42 years.

13. Earnings per share
The calculation of the basic and diluted EPS is as follows:

	Year ended December 31,
	2022	2021	2020
Numerator
Net loss attributable to Doma Holdings, Inc.	$(302,209)	$(113,056)	$(35,103)

Denominator
Weighted-average common shares – basic and diluted	326,042,708	177,150,914	62,458,039

Net loss per share attributable to stockholders
Basic and diluted	$(0.93)	$(0.64)	$(0.56)
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

	As of December 31,
	2022	2021
Outstanding stock options	17,590,528	24,255,204
Warrants for common and preferred stock	18,022,750	18,022,750
RSA’s, RSU’s and PRSU’s	40,491,749	18,579,930
Market-based awards	2,435,325	—
Sponsor Covered Shares and Seller Earnout Shares	17,450,594	17,826,268
Total antidilutive securities	95,990,946	78,684,152
14. Related party transactions
Equity held by Lennar
In connection with the North American Title Acquisition, subsidiaries of Lennar were granted equity in the Company. As of December 31, 2022, Lennar, through its subsidiaries, held 25.0% of the Company on a fully diluted basis.
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
During the year ended December 31, 2020, the Company paid Lennar $0.3 million related to TSA services. Additionally, during the years ended December 31, 2022, 2021 and 2020, the Company paid Lennar $0.0 million $0.1 million, and $0.2 million, respectively, for rent associated with shared spaces.

Transactions with Lennar
In the routine course of its business, Doma Title Insurance, Inc. (“DTI”) underwrites title insurance policies for a subsidiary of Lennar. The Company recorded the following revenues and premiums retained by Third-Party Agents from these transactions, which are included within our Underwriting segment:

	Year ended December 31,
	2022	2021	2020
Revenues	$134,869	$114,212	$88,609
Premiums retained by Third-Party Agents	108,419	92,466	71,229

	As of December 31,
	2022	2021
Net receivables	$4,175	$3,883

These amounts are included in receivables, net, in the consolidated balance sheets.
Consulting agreement
In 2021, the Company entered into a consulting services agreement with a company that provides IT consulting services for which our Chief Executive Officer is a member of its board of directors. During the year ended December 31, 2021, the Company incurred costs related to this agreement totaling $0.3 million. No costs were incurred during the years ended December 31, 2022 or 2020. There was no outstanding accounts payable related to this agreement at December 31, 2022.
15. Commitments and contingencies
Legal matters
The Company is subject to claims and litigation matters in the ordinary course of business. Management does not believe the resolution of any such matters will have a materially adverse effect on the Company’s financial position or results of operations.
Commitments and other contingencies
The Company also administers escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. These escrow deposits amounted to $77.4 million and $204.8 million at December 31, 2022 and 2021, respectively. Such deposits are not reflected in the consolidated balance sheets, but the Company could be contingently liable for them under certain circumstances (for example, if the Company disposes of escrowed assets). Such contingent liabilities have not materially impacted the results of operations or financial condition to date and are not expected to do so in the future.
See Note 21 in our consolidated financial statements for information on our operating lease obligations.

16. Accumulated other comprehensive income
Following is a summary of the changes in each component of accumulated other comprehensive income:

	Year ended December 31,
	2022	2021	2020
Beginning balance at January 1	$—	$686	$510
Unrealized gain (loss) on available-for-sale debt securities, before tax	(937)	(240)	236
Income tax effect	—	61	(60)
Other comprehensive income, net of tax, before reclassification adjustment	$(937)	$507	$686
Reclassification adjustment for realized gain on sale of available-for-sale debt securities, before tax	—	(678)	—
Income tax effect	—	171	—
Total accumulated other comprehensive income, net of tax	$(937)	$—	$686
The realized gain on sale of available-for-sale debt securities was reclassified from accumulated other comprehensive income to investment, dividend and other income in the consolidated statements of operations.
17. Accrued expenses and other liabilities
Accrued expenses and other liabilities include the following:

	December 31,
	2022	2021
Employee benefits	$7,140	$5,059
Severance	5,749	—
Contract terminations	5,248	—
Premium taxes	3,862	7,305
Employee compensation	3,380	27,697
Other	3,513	14,088
Total accrued expenses and other liabilities	$28,892	$54,149
Workforce reduction plans
In 2022, the Company executed three separate workforce reduction plans (collectively, the “Reduction Plans”) to reduce costs, improve Local branch-level profitability, and focus resources on its instant underwriting capabilities. The Reduction Plans during the year included the elimination of approximately 1,076 positions across the Company, or approximately 52% of the Company’s workforce as of December 31, 2022. The Company expects the execution of the Reduction Plans, including cash payments, will be substantially complete in the first quarter of 2023.
Liabilities associated with the Reduction Plans are included in accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2022.
The following table summarizes activity related to the liabilities associated with the Reduction Plans:

Total
Balance as of January 1, 2022	$—
Charges incurred (1)	19,613
Payments and other adjustments	(13,864)
Balance as of December 31, 2022	$5,749
________________

(1) Charges incurred include employee benefits, severance, payroll taxes and related facilitation costs offset by forfeitures of bonus.
For the year ended December 31, 2022, forfeited stock-based compensation associated with the Reduction Plans was $4.0 million. The charges incurred and forfeited stock-based compensation associated with the Reduction Plans primarily relate to the Company’s Distribution reportable segment.
Contract terminations
Associated with the Company’s Reduction Plans and vendor management initiatives during the year ended December 31, 2022, the Company recorded $5.2 million in accelerated contract charges related to contracts that will continue to be incurred for the contracts’ remaining terms without economic benefit to the Company. These contract termination charges were recorded in other operating expenses in the consolidated statements of operations. There were no accelerated contract charges during the years ended December 31, 2021 and 2020.
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
For the year ended December 31, 2020, the Company made contributions for the benefit of employees of $0.9 million from January 1, 2020 through May 15, 2020. The Company suspended the employer match effective May 16, 2020 and made no contributions for the benefit of employees to the Retirement Savings Plan for the rest of the year through December 31, 2020. The temporary suspension was due to the COVID-19 pandemic and its potential impact on the business, which was not estimable at the time. On January 1, 2021, the Company reinstated matching contributions to the Retirement Savings Plan, according to the aforementioned terms, rates, and limitations. For the years ended December 31, 2022 and 2021 the Company made contributions for the benefit of employees of $4.4 million and $2.6 million, respectively, to the Retirement Savings Plan.
19. Research and development
For the years ended December 31, 2022, 2021, and 2020, the Company recorded the following related to research and development expenses and capitalized internally developed software costs:

	Year ended December 31,
	2022	2021	2020
Research and development expenses incurred	$16,108	$13,377	$5,318
Capitalized internally developed software costs	30,609	23,846	13,082
Research and development spend, inclusive of capitalized internally developed software cost	$46,717	$37,223	$18,400
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
On September 3, 2021, the Company filed a Registration Statement on Form S-1 (No. 333-258942), as amended, with the SEC (which was declared effective on September 8, 2021; and the Company subsequently filed a post-effective amendment thereto, which was declared effective on March 30, 2022), which related to, among other things, the issuance of an aggregate of up to 17,333,333 shares of common stock issuable upon the exercise of the Warrants. As of December 31, 2022 and 2021, the aggregate values of the Public Warrants were $0.2 million and $10.9 million, respectively, representing Public Warrants outstanding to purchase 11,500,000 shares of our common stock. As of December 31, 2022 and 2021, the aggregate values of the Private Warrants were $0.1 million and $5.5 million, respectively, representing Private Warrants outstanding to purchase 5,833,333 shares of our common stock. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrants and Sponsor Covered Shares liabilities in the consolidated statements of operations.
21. Leases
The Company has operating leases consisting of office space and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of December 31, 2022, we have leases with remaining terms of 1 month to 6.8 years, some of which may include no options for renewal and others with options to extend the lease terms from 1 year to 5 years. The components of our operating leases were as follows:

For the year ended December 31, 2022
Components of lease expense:
Operating lease expense	$12,119
Less sublease income	(304)
Net lease expense	$11,815

Cash flow information related to leases:
Operating cash outflow from operating leases during the year ended December 31, 2022	$11,186

December 31, 2022
Right-of-use assets obtained during the year ended December 31, 2022 in exchange for new operating lease liabilities	$10,371
Weighted average remaining lease term	4.05 years
Weighted average discount rate	10%

Maturities of lease liabilities:	December 31, 2022
2023	$9,731
2024	8,386
2025	6,205
2026	4,681
2027	3,231
Thereafter	1,304
Total lease payments	33,538
Less imputed interest	(6,049)
Lease liabilities	$27,489
During the year ended December 31, 2022, the Company recorded a $7.5 million impairment on its operating lease right-of-use assets due to vacating locations as a result of a smaller workforce. The right-of-use asset impairments were recorded in long-lived asset impairment in the consolidated statements of operations. The right-of-use asset impairments were determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the right-of-use asset was based on the estimated sublease income taking into consideration the time period it will take to obtain a sublessor, the uncertainty of obtaining a sublessor, vacancy rates in the associated market, and the sublease rate. The right-of-use asset impairments relate to our Distribution segment. There were no impairments of operating lease right-of-use assets during the years ended December 31, 2021 and 2020.
22. Regulation and statutory financial information
Effective December 31, 2020, States Title Insurance Company of California and States Title Insurance Company were merged into NATIC, and the three combined entities were re-domiciled to South Carolina. NATIC has since been renamed Doma Title Insurance, Inc. (“DTI”).
The Company’s insurance business, DTI, and its agency businesses are subject to extensive regulation under applicable state laws. DTI is subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and enter into transactions with affiliates. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving title insurance policy forms, accounting practices, financial practices, establishing reserve and capital and surplus as regards to policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules. The process of state regulation of changes in rates ranges from states which set rates, to states where individual companies or associations of companies prepare rate filings which are submitted for approval, to a few states in which rate changes do not need to be filed for approval.
Since we are regulated by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on our insurance operations of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted.
Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Departments of Insurance of their respective states of domicile. As of December 31, 2022, $57.9 million of our statutory net assets are restricted from dividend payments without prior approval from the Departments of Insurance of their respective states of domicile. During 2023, our title insurance subsidiary can pay or make distributions to us of approximately $13.9 million, without prior approval.

The statutory capital and surplus of DTI was approximately $57.9 million and $45.3 million as of December 31, 2022 and 2021, respectively. The statutory net income of DTI was $13.9 million and $20.2 million for the years ended December 31, 2022 and 2021, respectively.
Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2022.
There are no other restrictions on our retained earnings regarding our ability to pay dividends to stockholders although there are limits on the ability of certain subsidiaries to pay dividends to us, as described above.
23. Subsequent events
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

Doma Holdings, Inc.
Valuation and Qualifying Accounts

(In Thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2022:
Allowance for deferred tax assets	$55,620	$74,084	$—	$129,704
Liability for loss and loss adjustment expenses	80,267	16,740	14,937	82,070
Allowance for doubtful accounts	1,082	922	516	1,488
Year ended December 31, 2021:
Allowance for deferred tax assets	$23,330	$32,290	$—	$55,620
Liability for loss and loss adjustment expenses	69,800	21,335	10,868	80,267
Allowance for doubtful accounts	492	1,230	640	1,082
Year ended December 31, 2020:
Allowance for deferred tax assets	$11,623	$11,707	$—	$23,330
Liability for loss and loss adjustment expenses	62,758	15,337	8,295	69,800
Allowance for doubtful accounts	210	424	142	492
See accompanying Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Doma Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Doma Holdings, Inc. (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
March 7, 2023
We have served as the Company's auditor since 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
There were no changes in or disagreements with our accountants on matters related to accounting and financial disclosure.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of Doma Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Doma Holdings, Inc.'s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
As of December 31, 2022, Doma Holdings, Inc.'s management assessed the effectiveness of Doma Holdings, Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, Doma Holdings, Inc.'s management determined that effective internal control over financial reporting was maintained as of December 31, 2022, based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Attestation Report of Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in the 2023 Proxy Statement, including in the sections titled “Our Board of Directors,” “Corporate Governance,” “Ownership of Common Stock by Directors and Executive Officers,” and “Executive Officers,” and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be contained in the 2023 Proxy Statement, including in the sections titled “Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the 2023 Proxy Statement, including in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock by 5% or More Holders,” and “Ownership of Common Stock by Directors and Executive Officers,” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the 2023 Proxy Statement, including in the sections titled “Corporate Governance - Director Independence,” and “Corporate Governance - Policy on Review and Approval of Transactions with Related Persons,” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in the 2023 Proxy Statement, including in the section titled “Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
1.Financial statements (see “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K (the “Annual Report”))
2.Consolidated financial statement schedules required to be filed by Item 8 of this Annual Report:

Index to Consolidated Financial Statement Schedules	Page
Schedule V - Valuation and Qualifying Accounts	124
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto.
3.Exhibits required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of March 2, 2021, by and among Capitol Investment Corp. V (“Capitol”), Capitol V Merger Sub, Inc. and Doma Holdings, Inc.	8-K	2.1	3/3/2021
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 18, 2021, is made by and among Capitol, Capitol V Merger Sub, Inc. and Doma Holdings, Inc.	8-K	2.1	3/19/2021
3.1	Amended and Restated Certificate of Incorporation of Doma Holdings, Inc.	8-K	3.1	8/3/2021
3.2	Amended and Restated Bylaws of Doma Holdings, Inc.	8-K	3.2	8/3/2021
4.1	Specimen Warrant Certificate.	S-1/A	4.3	11/19/2020
4.2	Warrant Agreement, dated December 1, 2020, between Capitol and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	12/7/2020
4.3	Specimen Common Stock Certificate of Doma Holdings, Inc.	S-4/A	4.5	6/15/2021
4.4*	Description of Registrant’s Securities.
10.1	Letter Agreement, dated December 1, 2020, among Capitol, its officers, its directors and the Sponsors.	8-K	10.1	12/7/2020
10.2	Investment Management Trust Agreement, dated December 1, 2020, between Capitol and Continental Stock Transfer & Trust Company, as trustee.	8-K	10.2	12/7/2020
10.3	Private Placement Warrants Purchase Agreement, dated December 1, 2020, between Capitol and the Private Placement Warrant Purchasers.	8-K	10.4	12/7/2020
10.4	Sponsor Support Agreement, dated March 2, 2021, by and among the sponsors named thereto, Capitol and Doma Holdings, Inc.	8-K	10.2	3/2/2021
10.5	Form of Voting and Support Agreement, by and among certain Doma securityholders, Capitol and Doma Holdings, Inc.	8-K	10.3	3/3/2021
10.6	Form of Lock-up Agreement.	8-K	10.4	3/3/2021
10.7	Form of Subscription Agreement, by and between Capitol and the undersigned subscriber party thereto.	8-K	10.1	3/3/2021
10.8	Loan and Security Agreement, dated December 31, 2020, among States Title Holding, Inc., the guarantors party thereto from time to time, Hudson Structured Capital Management LTD., as agent, and the lenders from time to time thereto.	S-4	10.17	3/19/2021
10.9	Counterpart Agreement and First Amendment to Loan and Security Agreement, dated January 29, 2021, among States Title Holding, Inc., the guarantors party thereto from time to time, Hudson Structured Capital Management LTD., as agent, and the lenders from time to time thereto.	S-4	10.18	3/19/2021
10.10	Office Lease 101 Mission Street, dated May 23, 2019, by and between 101 Mission Strategic Venture LLC and States Title Holding, Inc.	S-4	10.19	3/19/2021
10.11	Lease, dated August 16, 2020, by and between FOUR 700 LLC and States Title Holding, Inc.	S-4	10.20	3/19/2021

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.12	Amendment #1 to Lease by and between Four 700 LLC and States Title Holding, Inc., dated October 21, 2020.	S-4	10.21	3/19/2021
10.13	Lease between Jamboree Center 4 LLC and States Title Holding, Inc., dated January 28, 2020.	S-4	10.22	3/19/2021
10.14^	States Title Holding, Inc. 2019 Equity Incentive Plan.	S-4	10.23	3/19/2021
10.15	Amended and Restated Underwriting Agreement, dated August 7, 2020, by and between North American Title Insurance Company, CalAtlantic Title, Inc., CalAtlantic Title, LLC, CalAtlantic National Title Solutions, LLC, CalAtlantic National Title Solutions, LLC, CalAtlantic Title Agency, LLC, CalAtlantic Title, Inc. and CalAtlantic Title of Maryland, Inc. (the “CalAtlantic Entities”).	S-4	10.26	3/19/2021
10.16	Amendment No. 1 to Underwriting Agreement, dated September 21, 2020, between North American Title Insurance Company and the CalAtlantic Entities.	S-4	10.27	3/19/2021
10.17	Amended and Restated Underwriting Agreement, dated August 7, 2020, by and between North American Title Insurance Company and CalAtlantic Title, Inc.	S-4	10.28	3/19/2021
10.18	Amendment No. 1 to Underwriting Agreement, dated September 22, 2020, between North American Title Insurance Company and CalAtlantic Title, Inc.	S-4	10.29	3/19/2021
10.19	Amendment No. 2 to Underwriting Agreement, dated November 7, 2020, between North American Title Insurance Company and Lennar Title, Inc.	S-4	10.30	3/19/2021
10.20	Amendment No. 3 to Underwriting Agreement, dated November 13, 2020, between North American Title Insurance Company and Lennar Title, Inc.	S-4	10.31	3/19/2021
10.21	Title Insurance Quota Share Reinsurance Contract, dated October 6, 2017, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.32	3/19/2021
10.22	Endorsement No. 1 to the Title Insurance Quote Share Reinsurance Contract, dated December 15, 2017, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.33	3/19/2021
10.23	Endorsement No. 2 to the Title Insurance Quote Share Reinsurance Contract, dated June 21, 2018, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.34	3/19/2021
10.24	Endorsement No. 3 to the Title Insurance Quote Share Reinsurance Contract, dated July 5, 2018, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.35	3/19/2021
10.25	Endorsement No. 4 to the Title Insurance Quote Share Reinsurance Contract, dated June 12, 2019, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.36	3/19/2021
10.26	Endorsement No. 5 to the Title Insurance Quote Share Reinsurance Contract, dated December 31, 2019, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.37	3/19/2021
10.27	Endorsement No. 6 to the Title Insurance Quote Share Reinsurance Contract, dated August 26, 2020, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.38	3/19/2021
10.28^	States Title Holding, Inc. 2019 Equity Incentive Plan Forms of Award Agreements.	S-4/A	10.41	5/25/2021
10.29^	Employment Agreement between Doma Holdings, Inc. and Maxwell Simkoff.	S-4/A	10.42	6/15/2021
10.30^	Employment Agreement between Doma Holdings, Inc. and Noaman Ahmad.	S-4/A	10.43	6/15/2021
10.31^	Doma Holdings, Inc. Executive Severance Plan.	S-4/A	10.45	6/15/2021
10.32	Amended & Restated Registration Rights Agreement, dated July 28, 2021, by and among Doma Holdings, Inc. and the securityholders signatory thereto.	8-K	10.3	8/3/2021
10.33^	Doma Holdings, Inc.’s 2021 Employee Stock Purchase Plan.	8-K	10.10	8/3/2021

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.34^	Form of Indemnification Agreement.	8-K	10.4	8/3/2021
10.35^	Employment Agreement between Doma Holdings, Inc. and Hasan Rizvi.	10-K	10.44	3/4/2022
10.36^	Form of Doma Holdings, Inc.’s 2021 Omnibus Incentive Plan Notice and Agreement of Director Restricted Stock Unit Award.	10-K	10.45	3/4/2022
10.37^	Form of Doma Holdings, Inc.’s 2021 Omnibus Incentive Plan Notice and Agreement of Performance Restricted Stock Unit Award.	10-K	10.46	3/4/2022
10.38^	Form of Doma Holdings, Inc.’s 2021 Omnibus Incentive Plan Notice and Agreement of Restricted Stock Unit Award.	10-Q	10.1	5/11/2022
10.39^	CEO Award Agreement, dated June 29, 2022, of Restricted Stock Units and Performance Restricted Stock Units.	8-K	99.1	7/1/2022
10.40^	Letter Agreement, dated June 29, 2022, between the Company and Max Simkoff amending Mr. Simkoff’s employment agreement.	8-K	99.2	7/1/2022
10.41^	Doma Holdings, Inc. Executive Bonus Plan.	8-K	99.3	7/1/2022
10.42^	Doma Holdings, Inc. Amended and Restated Omnibus Incentive Plan.	8-K	10.1	7/8/2022
10.43^	Employment Agreement between Doma Holdings, Inc. and Mike Smith.	8-K	10.1	7/21/2022
10.44^	Doma Holdings, Inc. Outside Director Compensation Policy.	10-Q	10.5	8/10/2022
10.45*	Lease between Dublin Corporate Center Owner LLC and Doma Holdings Inc., dated September 14, 2021 and Notice of Lease Term Dates, dated March 4, 2022
21.1*	List of Subsidiaries of Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________
^ Management Contract or Compensatory Plan or Arrangement
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMA HOLDINGS, INC.
By:	/s/ Max Simkoff
	Name:	Max Simkoff
	Date:	March 7, 2023
	Title:	Chief Executive Officer and Director
POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Max Simkoff and Mike Smith, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Max Simkoff	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2023
Max Simkoff

/s/ Mike Smith	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2023
Mike Smith

/s/ Stuart Miller	Director	March 7, 2023
Stuart Miller

/s/ Charles Moldow	Director	March 7, 2023
Charles Moldow

/s/ Lawrence Summers	Director	March 7, 2023
Lawrence Summers

/s/ Maxine Williams	Director	March 7, 2023
Maxine Williams

/s/ Serena Wolfe	Director	March 7, 2023
Serena Wolfe

/s/ Matthew E. Zames	Chairman of the Board	March 7, 2023
Matthew E. Zames