Form 10-Q
period 2023-03-31
Doma Holdings, Inc.
filed 2023-05-09
CIK 1722438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-39754
Doma Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1956909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Mission Street, Suite 1050 San Francisco, California	94105
(Address of Principal Executive Offices)	(Zip Code)
(650) 419-3827
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	DOMA	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	DOMA.WS	The New York Stock Exchange
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

The registrant had outstanding 333,061,830 shares of common stock as of May 5, 2023.

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
•factors relating to our business, operations and financial performance, including:

◦our ability to drive an increasing proportion of orders in both through the Doma Intelligence platform;
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

Part I - Financial Information
Item 1. Financial Statements
Doma Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share information)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$81,330	$78,450
Restricted cash	2,888	2,933
Investments:
Fixed maturities
Held-to-maturity debt securities, at amortized cost (net of allowance for credit losses of $298 at March 31, 2023 and $440 at December 31, 2022)	61,841	90,328
Available-for-sale debt securities, at fair value (amortized cost $59,395 at March 31, 2023 and $59,191 at December 31, 2022)	58,792	58,254
Mortgage loans	47	297
Total investments	$120,680	$148,879
Receivables (net of allowance for credit losses of $1,463 at March 31, 2023 and $1,488 at December 31, 2022)	9,458	21,292
Prepaid expenses, deposits and other assets	6,943	8,124
Lease right-of-use assets	17,697	18,634
Fixed assets (net of accumulated depreciation of $26,622 at March 31, 2023 and $24,532 at December 31, 2022)	38,410	39,383
Title plants	14,533	14,533
Goodwill	46,280	46,280
Total assets	$338,219	$378,508

Liabilities and stockholders’ equity
Accounts payable	$2,916	$2,909
Accrued expenses and other liabilities	23,099	28,892
Lease liabilities	26,043	27,489
Senior secured credit agreement, net of debt issuance costs and original issue discount	158,211	154,790
Liability for loss and loss adjustment expenses	81,517	82,070
Warrant liabilities	347	347
Sponsor Covered Shares liability	204	219
Total liabilities	$292,337	$296,716

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Common stock, 0.0001 par value; 2,000,000,000 shares authorized at March 31, 2023; 330,484,417 and 329,147,979 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$33	$33
Additional paid-in capital	583,362	577,483
Accumulated deficit	(536,910)	(494,787)
Accumulated other comprehensive income	(603)	(937)
Total stockholders’ equity	$45,882	$81,792
Total liabilities and stockholders’ equity	$338,219	$378,508

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
(In thousands, except share and per share information)	2023	2022
Revenues:
Net premiums written (1)	$66,770	$95,666
Escrow, other title-related fees and other	6,598	16,113
Investment, dividend and other income	1,000	428
Total revenues	$74,368	$112,207

Expenses:
Premiums retained by Third-Party Agents (2)	$49,184	$60,602
Title examination expense	2,000	5,981
Provision for claims	3,959	4,611
Personnel costs	40,569	77,793
Other operating expenses	15,439	22,754
Long-lived asset impairment	181	—
Total operating expenses	$111,332	$171,741

Loss from operations	$(36,964)	$(59,534)

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	15	13,900
Interest expense	(4,989)	(4,207)
Loss before income taxes	$(41,938)	$(49,841)

Income tax expense	(185)	(185)
Net loss	$(42,123)	$(50,026)

Earnings per share:
Net loss per share attributable to stockholders - basic and diluted	$(0.13)	$(0.15)
Weighted average shares outstanding common stock - basic and diluted	329,894,708	323,890,562
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).
__________________
(1)Net premiums written includes revenues from a related party of $30.0 million and $27.7 million during the three months ended March 31, 2023 and 2022, respectively (see Note 11).
(2)Premiums retained by Third-Party Agents includes expenses associated with a related party of $24.1 million and $22.5 million during the three months ended March 31, 2023 and 2022, respectively (see Note 11).

Doma Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended March 31,
(In thousands)	2023	2022
Net loss	$(42,123)	$(50,026)
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale debt securities, net of tax	334	—
Comprehensive loss	$(41,789)	$(50,026)
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
(In thousands, except share information)	Shares	Amount
Balance, January 1, 2022	323,347,806	$33	$543,070	$(192,179)	$—	$350,924
Exercise of stock options	957,648	—	(97)	—	—	(97)
Vesting of RSU awards	42,800	—	—	—	—	—
Stock-based compensation expense	—	—	11,579	—	—	11,579
Cumulative effect of change in accounting principle	—	—	—	(399)	—	(399)
Net loss	—	—	—	(50,026)	—	(50,026)
Balance, March 31, 2022	324,348,254	$33	$554,552	$(242,604)	$—	$311,981

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
(In thousands, except share information)	Shares	Amount
Balance, January 1, 2023	329,147,979	$33	$577,483	$(494,787)	$(937)	$81,792
Exercise of stock options	402,992	—	182	—	—	182
Vesting of RSU awards	933,446	—	—	—	—	—
Stock-based compensation expense	—	—	5,697	—	—	5,697
Net loss	—	—	—	(42,123)	—	(42,123)
Other comprehensive income	—	—	—	—	334	334
Balance, March 31, 2023	330,484,417	$33	$583,362	$(536,910)	$(603)	$45,882
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(In thousands)	2023	2022
Cash flow from operating activities:
Net loss	$(42,123)	$(50,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - paid in kind	2,604	2,448
Depreciation and amortization	3,075	3,236
Stock-based compensation expense	5,697	11,579
Amortization of debt issuance costs and original issue discount	816	641
Provision for doubtful accounts	(86)	218
Deferred income taxes	147	147
Realized gain on debt securities	—	(5)
Loss on disposal of fixed assets and title plants	584	44
Net amortization of premiums and accretion of discounts on fixed maturity securities	(348)	289
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(15)	(13,900)
Long-lived asset impairment	181	—
Change in operating assets and liabilities:
Accounts receivable	11,583	2,642
Prepaid expenses, deposits and other assets	1,182	3,873
Lease right-of-use assets and lease liabilities	(698)	394
Accounts payable	7	(3,037)
Accrued expenses and other liabilities	(5,930)	(17,279)
Liability for loss and loss adjustments expenses	(554)	2,267
Net cash used in operating activities	$(23,878)	$(56,469)
Cash flow from investing activities:
Proceeds from calls and maturities of investments: Held-to-maturity	$64,519	$6,185
Proceeds from sales and principal repayments of investments: Mortgage loans	250	882
Purchases of investments: Held-to-maturity	(35,746)	(2,104)
Proceeds from sales of fixed assets	82	—
Purchases of fixed assets	(2,768)	(10,129)
Proceeds from sale of title plants and dividends from title plants	194	124
Net cash provided by (used in) investing activities	$26,531	$(5,042)
Cash flow from financing activities:
Exercise of stock options	182	(97)
Net cash provided by (used in) financing activities	$182	$(97)
Net change in cash and cash equivalents and restricted cash	2,835	(61,608)
Cash and cash equivalents and restricted cash at the beginning period	81,383	383,828
Cash and cash equivalents and restricted cash at the end of period	$84,218	$322,220
Supplemental cash flow disclosures:
Cash paid for interest	$2,084	$1,958
Supplemental disclosure of non-cash investing activities:
Unrealized gain on available-for-sale debt securities	$334	$—
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
Headquartered in San Francisco, California, Doma is a real estate technology company that is architecting the future of real estate transactions. Using machine intelligence and our proprietary technology solutions, we are creating a vastly more simple, efficient, and affordable real estate closing experience for current and prospective homeowners, lenders, title agents and real estate professionals. We are licensed to underwrite title insurance in 47 states and the District of Columbia.
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
The accompanying condensed consolidated balance sheet as of March 31, 2023 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, and condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2023 and 2022 and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of March 31, 2023 and its results of operations, including its comprehensive loss, and stockholders’ equity for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes.
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
Significant items subject to such estimates and assumptions include, but are not limited to, reserves for incurred but not reported claims, the useful lives of property and equipment, accrued net premiums written from Third-Party Agent (as defined in Item 2) referrals, the fair value measurements, valuation of goodwill impairment, the valuations of stock-based compensation arrangements and the Sponsor Covered Shares liability (as defined below).
Title plants
Title plants are carried at cost, with costs incurred to maintain, update and operate title plants expensed as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes the title plants for impairment when events or circumstances indicate that the carrying amount may not be recoverable. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. There were no impairments of title plants for the three months ended March 31, 2023 and 2022.
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
Under the Quota Share Treaty, effective February 24, 2021, the Company cedes 25% of the written premium on our instantly underwritten policies.
Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the three months ended March 31, 2023 and 2022.
Ceding commission from reinsurance transactions are presented as revenue within the “Escrow, other title-related fees and other” revenue line item in the consolidated statements of operations.
Total premiums ceded in connection with reinsurance are netted against the written premiums in the consolidated statements of operations. Gross premiums earned and ceded premiums are as follows:

	Three Months Ended March 31,
	2023	2022
Gross premiums earned	66,915	97,242
Ceded premiums	(145)	(1,576)
Net premiums earned	66,770	95,666
Percentage of amount assumed to net	99.8%	98.4%
Income taxes
Our effective tax rate for the three months ended March 31, 2023 and 2022 was (1)% as a result of a full valuation allowance recorded against the deferred tax assets. In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. As of March 31, 2023 and December 31, 2022, the Company carried a valuation allowance against deferred tax assets as management believes it is more likely than not that the benefit of the net deferred tax assets covered by that valuation allowance will not be realized. A net deferred tax liability has been recorded as of March 31, 2023 and December 31, 2022 of $0.3 million and $0.4 million, respectively, and is included in accrued expenses and other liabilities within the accompanying condensed consolidated balance sheets. Management reassesses the realization of the deferred tax assets each reporting period. The Company has approximately $0.2 million of pre-2018 federal net operating losses subject to expiration beginning in 2036. The remainder of the federal net operating losses have no expiration. The Company’s state net operating losses are subject to various expirations, beginning in 2030. The Company’s 2019 through 2021 tax years remain open to federal examinations. The Company’s 2018 through 2021 tax years remain open to state tax examinations. The Company believes that as of March 31, 2023 it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest and penalties accrued as of March 31, 2023.
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
Immediately after the Closing Date, 1,325,664 shares of common stock held by the Sponsor became subject to vesting, contingent upon the price of Doma’s common stock, par value $0.0001 (“Doma common stock”) exceeding certain thresholds (the “Sponsor Covered Shares”). As of March 31, 2023, there were 330,484,417 and 0 shares of common stock and preferred stock issued and outstanding, which excludes the 1,325,664 of Sponsor Covered Shares.
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
Immediately after the Closing Date, 20% of the aggregate of our common stock held by certain investors (collectively, the “Sponsor”) became subject to vesting, contingent upon the price of our common stock exceeding certain thresholds. The Sponsor Covered Shares will vest in two tranches: (i) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date, and (ii) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $17.50 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date. The Sponsor is also entitled to the Sponsor Covered Shares if a covered strategic transaction or change in control, as defined by the sponsor support agreement dated as of March 2, 2021 (the “Sponsor Support Agreement”) by and among the sponsors named thereto, Capitol and Old Doma, occurs prior to the ten (10)-year anniversary of the Closing Date. As of March 31, 2023, the Sponsor Covered Shares were legally outstanding; however, since none of the conditions were met, no related shares are included in the Company's condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity or for the purposes of calculating earnings per share.

Also following the Closing Date, the Sellers have the contingent right to receive up to an additional number of shares equal to 5% of the sum of (i) the aggregate number of outstanding shares of our common stock (including restricted common stock, but excluding Sponsor Covered Shares), plus (ii) the maximum number of shares underlying our options that are vested and the maximum number of shares underlying warrants to purchase shares of Doma common stock issued as replacement warrants for Old Doma warrants, in each case of these clauses (i) and (ii), as of immediately following the Closing Date (the “Seller Earnout Shares”). The Seller Earnout Shares are contingently issuable to the Sellers in two tranches: (i) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date, and (ii) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $17.50 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date. Since none of the conditions of the Seller Earnout Shares were met as of March 31, 2023, no related shares are included in the Company’s condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity as of March 31, 2023 or for purposes of calculating earnings per share.

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
The Company reviews goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). We determined, after performing a qualitative review of each reporting unit as of March 31, 2023, that the fair value of each reporting unit exceeded its respective carrying value. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed.
Accumulated impairment losses to goodwill were $65.2 million as of March 31, 2023, resulting in net goodwill on the condensed consolidated balance sheet of $46.3 million.
4.  Investments and fair value measurements
Held-to-maturity debt securities
The cost basis, fair values and gross unrealized gains and losses of our held-to-maturity debt securities are as follows:

	March 31, 2023				December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities(1)	$45,521	$1	$(1,212)	$44,310	$61,308	$5	$(1,640)	$59,673
U.S. Treasury securities	16,181	—	(64)	16,117	24,152	—	(165)	23,987
Foreign government securities	—	—	—	—	5,003	—	(4)	4,999
Certificates of deposit	437	—	—	437	305	—	—	305
Total	$62,139	$1	$(1,276)	$60,864	$90,768	$5	$(1,809)	$88,964
_______________
(1)Includes both U.S. and foreign corporate debt securities.
The cost basis of held-to-maturity debt securities includes an adjustment for the amortization of premium or discount since the date of purchase. Held-to-maturity debt securities valued at approximately $4.8 million and $5.9 million were on deposit with various governmental authorities at March 31, 2023 and December 31, 2022, respectively, as required by law.
The change in net unrealized gains and losses on held-to-maturity debt securities for the three months ended March 31, 2023 and 2022 was $0.5 million and $(1.2) million, respectively.

Net realized gains of held-to-maturity debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.
The following table presents certain information regarding contractual maturities of our held-to-maturity debt securities:

Maturity	March 31, 2023
	Amortized Cost	% of Total	Fair Value	% of Total
One year or less	$46,114	74%	$45,808	75%
After one year through five years	16,025	26%	15,056	25%
Total	$62,139	100%	$60,864	100%
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
Net unrealized losses on held-to-maturity debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	March 31, 2023				December 31, 2022
	Corporate debt securities	U.S. Treasury securities	Foreign government securities	Total	Corporate debt securities	U.S. Treasury securities	Foreign government securities	Total
Less than 12 months
Fair value	$16,154	$11,956	$—	$28,110	$48,798	$19,834	$4,999	$73,631
Unrealized losses	$(17)	$(37)	$—	$(54)	$(614)	$(101)	$(4)	$(719)
Greater than 12 months
Fair value	$22,566	$3,169	$—	$25,735	$8,546	$4,125	$—	$12,671
Unrealized losses	$(1,195)	$(27)	$—	$(1,222)	$(1,026)	$(64)	$—	$(1,090)
Total
Fair value	$38,720	$15,125	$—	$53,845	$57,344	$23,959	$4,999	$86,302
Unrealized losses	$(1,212)	$(64)	$—	$(1,276)	$(1,640)	$(165)	$(4)	$(1,809)
We believe that any unrealized losses on our held-to-maturity debt securities at March 31, 2023 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
Under the CECL model, the Company recognizes credit losses for its held-to-maturity debt securities by setting up an allowance which is remeasured each reporting period, with changes in the allowance recorded in the condensed consolidated statements of operations. The Company establishes an allowance for credit losses based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as credit agency ratings and payment and default history. As of March 31, 2023, credit agency ratings on our U.S. Treasury and corporate debt securities ranged from AAA through B2.

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

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2023	$440
Current-period provision (reduction) for expected credit losses	(142)
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for credit losses, March 31, 2023	$298

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2022	$399
Current-period provision (reduction) for expected credit losses	(17)
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for credit losses, March 31, 2022	$382
The current-period provision for expected credit losses is due to changes in portfolio composition, the maturity of certain securities, and changes in the credit ratings of certain securities.
Available-for-sale debt securities
The cost basis, fair values and gross unrealized gains and losses of our available-for-sale debt securities are as follows:

	March 31, 2023				December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities(1)	$27,347	$27	$(224)	$27,150	$27,251	$—	$(363)	$26,888
U.S. Treasury securities	30,568	5	(392)	30,181	30,467	—	(544)	29,923
Foreign government securities	1,480	—	(19)	1,461	1,473	—	(30)	1,443
Total	$59,395	$32	$(635)	$58,792	$59,191	$—	$(937)	$58,254
_______________
(1)Includes both U.S. and foreign corporate debt securities.
The cost basis of available-for-sale debt securities includes an adjustment for the amortization of premium or discount since the date of purchase.
The change in net unrealized gains on available-for-sale debt securities for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.0 million, respectively. Any unrealized holding gains or losses on available-for-sale debt securities as of March 31, 2023 are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ equity, net of tax, until realized.

Net realized gains on disposition of available-for-sale debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.

The following table presents certain information regarding contractual maturities of our available-for-sale debt securities:

Maturity	March 31, 2023
	Amortized Cost	% of Total	Fair Value	% of Total
One year or less	$7,743	13%	$7,641	13%
After one year through five years	51,652	87%	51,151	87%
Total	$59,395	100%	$58,792	100%
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
Net unrealized losses on available-for-sale debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	March 31, 2023				December 31, 2022
	Corporate debt securities	U.S. Treasury securities	Foreign government securities	Total	Corporate debt securities	U.S. Treasury securities	Foreign government securities	Total
Less than 12 months
Fair value	$20,394	$28,239	$1,461	$50,094	$26,886	$29,923	$1,444	$58,253
Unrealized losses	$(224)	$(392)	$(19)	$(635)	$(363)	$(544)	$(30)	$(937)
Greater than 12 months
Fair value	$—	$—	$—	$—	$—	$—	$—	$—
Unrealized losses	$—	$—	$—	$—	$—	$—	$—	$—
Total
Fair value	$20,394	$28,239	$1,461	$50,094	$26,886	$29,923	$1,444	$58,253
Unrealized losses	$(224)	$(392)	$(19)	$(635)	$(363)	$(544)	$(30)	$(937)
We believe that any unrealized losses on our available-for-sale debt securities at March 31, 2023 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
As of March 31, 2023, the Company did not have an allowance for credit losses for available-for-sale debt securities.
Mortgage loans
The mortgage loan portfolio as of March 31, 2023 is comprised entirely of single-family residential mortgage loans. During the three months ended March 31, 2023, the Company did not purchase any new mortgage loans.
Mortgage loans, which include contractual terms to maturity of thirty years, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties. The change in the mortgage loans during the three months ended March 31, 2023 was the result of principal prepayments and maturities.

The cost and estimated fair value of mortgage loans are as follows:

	March 31, 2023		December 31, 2022
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Mortgage loans	$47	$47	$297	$297
Total	$47	$47	$297	$297
Investment income
Investment income from securities consists of the following:

	Three months ended March 31,
	2023	2022
Available-for-sale debt securities	$530	$—
Held-to-maturity debt securities	757	389
Mortgage loans	4	22
Other	196	44
Total	$1,487	$455
Accrued interest receivable
Accrued interest receivable from investments is included in receivables, net in the condensed consolidated balance sheets. The following table reflects the composition of accrued interest receivable for investments:

	March 31, 2023	December 31, 2022
Corporate debt securities	$440	$834
U.S. Treasury securities	205	281
Foreign government securities	10	42
Accrued interest receivable on investment securities	$655	$1,157
Mortgage loans	—	—
Accrued interest receivable on investments	$655	$1,157
The Company does not recognize an allowance for credit losses for accrued interest receivable, which is recorded in the receivables line in the condensed consolidated balance sheets, because the Company writes off accrued investment income timely. The Company writes off accrued interest receivables after three months by reversing interest income.
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

	Assets
	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Held-to-maturity:
Corporate debt securities	$—	$44,310	$—	$44,310	$—	$59,673	$—	$59,673
U.S. Treasury securities	16,117	—	—	16,117	23,987	—	—	23,987
Foreign government securities	—	—	—	—	—	4,999	—	4,999
Certificate of deposits	—	437	—	437	—	305	—	305
Total held-to-maturity debt securities	$16,117	$44,747	$—	$60,864	$23,987	$64,977	$—	$88,964

Available-for-sale:
Corporate debt securities	$—	$27,150	$—	$27,150	$—	$26,888	$—	$26,888
U.S. Treasury securities	30,181	—	—	30,181	29,923	—	—	29,923
Foreign government securities	—	1,461	—	1,461	—	1,443	—	1,443
Total available-for-sale debt securities	$30,181	$28,611	$—	$58,792	$29,923	$28,331	$—	$58,254

Mortgage loans	$—	$—	$47	$47	$—	$—	$297	$297

Total	$46,298	$73,358	$47	$119,703	$53,910	$93,308	$297	$147,515
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
The Company’s liabilities in the following table are recorded at fair value on the accompanying condensed consolidated balance sheets. The following table summarizes the Company’s liabilities measured at fair value:

	Liabilities
	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Public Warrants	$230	$—	$—	$230	$230	$—	$—	$230
Private Placement Warrants	—	117	—	117	—	117	—	117
Sponsor Covered Shares	—	—	204	204	—	—	219	219
Total	$230	$117	$204	$551	$230	$117	$219	$566
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
The fair value of the Sponsor Covered Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential stock price outcomes on a daily basis over the original 10-year vesting period. The unobservable significant inputs to the valuation model were as follows:

March 31, 2023
Current stock price	$0.41
Expected volatility	65.0%
Risk-free interest rate	3.55%
Expected term (years)	8.4
Expected dividend yield	—%
Annual change in control probability	2.0%
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

Sponsor Covered Shares
Fair value as of December 31, 2022	$219
Change in fair value of Sponsor Covered Shares	(15)
Fair value as of March 31, 2023	$204
There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2023 and the year ended December 31, 2022. There were no transfers involving Level 3 assets or liabilities during the three months ended March 31, 2023 and the year ended December 31, 2022.
Cash and cash equivalents, restricted cash, receivables, prepaid expenses and other assets, accounts payable, and accrued expenses and other liabilities approximate fair value and are therefore excluded from the leveling table above. The cost basis is determined to approximate fair value due to the short term duration of these financial instruments.
5.  Revenue recognition
Disaggregation of revenue
Our revenue consists of:

			Three months ended March 31,
			2023	2022
Revenue Stream	Statements of Operations Classification	Segment	Total Revenue
Revenue from insurance contracts:
Direct Agents title insurance premiums	Net premiums written	Underwriting	$6,915	$22,413
Third-Party Agent title insurance premiums	Net premiums written	Underwriting	59,855	73,253
Total revenue from insurance contracts			$66,770	$95,666
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Distribution	$4,175	$11,832
Other title-related fees and income	Escrow, title-related and other fees	Distribution	7,695	22,448
Other title-related fees and income	Escrow, title-related and other fees	Underwriting	565	803
Other title-related fees and income	Escrow, title-related and other fees	Elimination(1)	(5,837)	(18,970)
Total revenue from contracts with customers			$6,598	$16,113
Other revenue:
Interest and investment income (2)	Investment, dividend and other income	Distribution	$523	$41
Interest and investment income (2)	Investment, dividend and other income	Underwriting	919	410
Realized gains and losses, net	Investment, dividend and other income	Distribution	(440)	(27)
Realized gains and losses, net	Investment, dividend and other income	Underwriting	(2)	4
Total other revenues			$1,000	$428
Total revenues			$74,368	$112,207
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

6.  Liability for loss and loss adjustment expenses
A summary of the changes in the liability for loss and loss adjustment expenses for the three months ending March 31, 2023 and 2022 is as follows:

	March 31,
	2023	2022
Balance at the beginning of the year	$82,070	$80,267

Provision for claims related to:
Current year	$2,869	$5,656
Prior years	1,090	(1,045)
Total provision for claims	$3,959	$4,611

Paid losses related to:
Current year	$(149)	$(548)
Prior years	(4,363)	(1,796)
Total paid losses	$(4,512)	$(2,344)

Balance at the end of the period	$81,517	$82,534

Provision for claims as a percentage of net written premiums	5.9%	4.8%
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
For the three months ended March 31, 2023, the prior year’s provision for claims increase of $1.1 million is due to reported loss emergence which was higher than expected, primarily from the 2016, 2019 and 2022 policy years. This was the result of a small number of more severe claims reported in 2023, most of which related to escrow or agent related activities. Historically, we have had favorable loss experience which has resulted in a decrease in the projection of ultimate loss for past policy years. For the three months ended March 31, 2022, the provision for claims reserve release related to prior years of $1.0 million is due to reported loss emergence which was lower than expected. This has resulted in a decrease in the projection of ultimate loss for policy years 2018-2020 at that time. The actuarial assumptions underlying the Company’s selected ultimate loss estimates place more consideration on title insurance industry benchmarks for more recent policy years. These title insurance benchmarks are based on industry long-term average loss ratios. As the Company’s claims experience matures, we refine those estimates to put more consideration to the Company’s actual claims experience. For the three months ended March 31, 2022, the Company’s actual claims experience reflects a lower loss ratio than industry benchmarks from a current positive underwriting cycle and resulted in the favorable development.
Current year incurred and paid losses includes current year reported claims as well as estimated future losses on such claims.
The liability for loss and loss adjustment expenses of $81.5 million and $82.1 million, as of March 31, 2023 and December 31, 2022, respectively, includes $0.7 million and $0.2 million, respectively, of reserves for the settlement of claims which the Company has deemed to be directly related to its escrow or agent related activities. The reserves for the settlement of claims related to escrow or agent related activities are not actuarially determined.

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
•Distribution: Our Distribution segment reflects our Direct Agents operations of acquiring customer orders and providing title and escrow services for real estate closing transactions. We acquire customers through our partnerships with realtors, attorneys and non-centralized loan originators via a 79-branch footprint across eight states as of March 31, 2023 (“Local”) and our partnerships with national lenders and mortgage originators that maintain centralized lending operations representing our Doma Enterprise accounts (“Doma Enterprise”).
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
The following table summarizes the operating results of the Company’s reportable segments:

	Three months ended March 31, 2023
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$66,770	$—	$66,770
Escrow, other title-related fees and other (1)	11,870	565	(5,837)	6,598
Investment, dividend and other income	83	917	—	1,000
Total revenue	$11,953	$68,252	$(5,837)	$74,368

Premiums retained by agents (2)	$—	$55,021	$(5,837)	$49,184
Direct labor (3)	10,050	2,887	—	12,937
Other direct costs (4)	2,012	1,805	—	3,817
Provision for claims	799	3,160	—	3,959
Adjusted gross profit	$(908)	$5,379	$—	$4,471

	Three months ended March 31, 2022
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$95,666	$—	$95,666
Escrow, other title-related fees and other (1)	34,280	803	(18,970)	16,113
Investment, dividend and other income	14	414	—	428
Total revenue	$34,294	$96,883	$(18,970)	$112,207

Premiums retained by agents (2)	$—	$79,572	$(18,970)	$60,602
Direct labor (3)	25,553	2,245	—	27,798
Other direct costs (4)	6,059	2,767	—	8,826
Provision for claims	599	4,012	—	4,611
Adjusted gross profit	$2,083	$8,287	$—	$10,370

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
(4)Includes title examination expense, office supplies, and premium and other taxes.
The following table provides a reconciliation of the Company’s total reportable segments’ adjusted gross profit to its total loss before income taxes:

	Three months ended March 31,
	2023	2022
Adjusted gross profit	$4,471	$10,370
Depreciation and amortization	3,075	3,236
Corporate and other expenses (1)	38,179	66,668
Long-lived asset impairment	181	—
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(15)	(13,900)
Interest expense	4,989	4,207
Loss before income taxes	$(41,938)	$(49,841)
_________________
(1)Includes corporate and other costs not allocated to segments including corporate support function costs, such as legal, finance, human resources, technology support and certain other indirect operating expenses, such as sales and management payroll, and incentive related expenses.
As of March 31, 2023 and December 31, 2022 the Distribution segment had allocated goodwill of $22.9 million, and the Underwriting segment had allocated goodwill of $23.4 million. There were no additions from acquisitions, impairments or adjustments to goodwill resulting from prior year acquisitions in either segment for the three months ended March 31, 2023 and 2022.
8.  Debt
Senior secured credit agreement
On December 31, 2020, Old Doma executed a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”), providing for a $150.0 million senior secured term loan (“Senior Debt”) that was funded by the lenders, which are affiliates of HSCM, on January 29, 2021 (“Funding Date”). The Senior Debt matures five years from the Funding Date. Under the agreement, the Senior Debt will bear interest of 11.25% per annum, 5.0% of which will be paid on a current cash basis and the remainder to accrue and be added to the outstanding principal balance. Interest shall be compounded quarterly. If at any time Old Doma (now known as States Title) is in an event of default under the Senior Debt, outstanding amounts shall bear interest at the default interest rate of 15.00%. Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 4.2 million shares of our common stock. The Senior Debt is secured by a first-priority pledge and security interest in substantially all of the assets (tangible and intangible) of our wholly owned subsidiary States Title (which represent substantially all of our assets) and any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). States Title is subject to customary affirmative, negative and financial covenants, including, among other things, minimum liquidity of $20.0 million (as of the last day of any month), minimum consolidated annual revenue of $130.0 million, limits on the incurrence of indebtedness, restrictions on asset sales outside the ordinary course of business and material acquisitions, limitations on dividends and other restricted payments. States Title was in compliance with the Senior Debt covenants as of March 31, 2023. The Senior Debt also includes customary events of default for facilities of this type and provides that, if an event of default occurs and is continuing, the Senior Debt will amortize requiring regular payments on a straight-line basis over the subsequent 24-month calendar period, but not to extend beyond the maturity date.
The estimated fair value of the Senior Debt at March 31, 2023 was $163.4 million. No active or observable market exists for the Senior Debt and, as a result, this is a Level 3 fair value measurement. Therefore, the estimated fair value of the Senior Debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.
9.  Stock compensation expense
The Company issued stock options (incentive stock options (“ISOs”), non-statutory stock options (“NSOs”) and restricted stock awards (“RSAs”) to employees and key advisors under the Company’s 2019 Equity Incentive Plan, which has been approved by the board of directors. Granted stock options do not expire for 10 years and have vesting periods ranging from 7 to 60 months. The holder of one stock option may purchase one share of common stock at the underlying strike price.
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
Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was $5.7 million and $11.4 million, respectively.

Stock options (ISO and NSO)
During the three months ended March 31, 2023, the Company had the following stock option activity:

	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value ($)

Outstanding as of December 31, 2022	17,590,528	$0.58	6.74	$191
Granted	—	—	0
Exercised	(400,962)	0.59	1.25
Cancelled or forfeited	(637,049)	0.67	0.03
Outstanding as of March 31, 2023	16,552,517	$0.57	5.70	$151

Options exercisable as of March 31, 2023	13,651,385	$0.55	5.32	$151
As of March 31, 2023, there was $7.9 million of stock-based compensation expense that had yet to be recognized related to nonvested stock option grants.
RSAs, RSUs and PRSUs
During the three months ended March 31, 2023, the Company had the following non-vested RSA, RSU and PRSU activity:

	Number of RSAs, RSUs and PRSUs	Average Grant Date Fair Value ($)
Non-vested at December 31, 2022	40,491,749	$1.87
Granted	318,547	0.57
Vested	(4,372,246)	2.43
Adjustment for PRSUs expected to vest	—	—
Cancelled or Forfeited	(2,993,616)	2.83
Non-vested at March 31, 2023	33,444,434	$1.70
As of March 31, 2023, there was $53.8 million of stock-based compensation expense that had yet to be recognized related to nonvested RSAs, RSUs and PRSUs.
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

Stock price at issuance	$0.92
Expected volatility	75.0%
Risk-free interest rate	3.14%
Current expected term	3.9
Expected dividend yield	—%

During the three months ended March 31, 2023, the Company had the following non-vested market-based award activity:

	Number of Market-based awards	Average Grant Date Fair Value ($)
Non-vested at December 31, 2022	2,435,325	$0.32
Granted	—	—
Vested	—	—
Cancelled or Forfeited	—	—
Non-vested at March 31, 2023	2,435,325	$0.32
As of March 31, 2023, there was $0.6 million of stock-based compensation expense that had yet to be recognized related to nonvested market-based awards.
10.  Earnings per share
The calculation of the basic and diluted EPS is as follows:

	Three months ended March 31,
	2023	2022
Numerator
Net loss attributable to Doma Holdings, Inc.	$(42,123)	$(50,026)

Denominator
Weighted-average common shares – basic and diluted	329,894,708	323,890,562

Net loss per share attributable to stockholders
Basic and diluted	$(0.13)	$(0.15)
As we have reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. As of March 31, 2023 and 2022, 87,885,592 and 88,484,825, respectively, of potential outstanding shares of common stock and contingently issuable shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive.
11.  Related party transactions
Equity held by Lennar
In connection with the North American Title Acquisition, subsidiaries of Lennar were granted equity in the Company. As of March 31, 2023, Lennar, through its subsidiaries, held 24.9% of the Company on a fully diluted basis.
Transactions with Lennar
In the routine course of its business, Doma Title Insurance, Inc. (“DTI”) underwrites title insurance policies for a subsidiary of Lennar. The Company recorded the following revenues and premiums retained by Third-Party Agents from these transactions, which are included within our Underwriting segment:

	Three Months Ended March 31,
	2023	2022
Revenues	$29,978	$27,668
Premiums retained by Third-Party Agents	24,095	22,460

	March 31, 2023	December 31, 2022
Net receivables	$3,351	$4,175
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
Commitments and other contingencies
The Company also administers escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. These escrow deposits amounted to $94.0 million and $77.4 million at March 31, 2023 and December 31, 2022, respectively. Such deposits are not reflected in the condensed consolidated balance sheets, but the Company could be contingently liable for them under certain circumstances (for example, if the Company disposes of escrowed assets). Such contingent liabilities have not materially impacted the results of operations or financial condition to date and are not expected to do so in the future.
See Note 17 in our condensed consolidated financial statements for information on our operating lease obligations.
13.  Accrued expenses and other liabilities
Accrued expenses and other liabilities include the following:

	March 31, 2023	December 31, 2022
Employee benefits	$6,156	$7,140
Severance	2,483	5,749
Contract terminations	3,786	5,248
Premium taxes	769	3,862
Employee compensation	5,196	3,380
Other	4,709	3,513
Total accrued expenses and other liabilities	$23,099	$28,892
Workforce reduction plans
In 2022, the Company executed three separate workforce reduction plans (collectively, the “Reduction Plans”) to reduce costs, improve Local branch-level profitability, and focus resources on its instant underwriting capabilities. The Reduction Plans during 2022 included the elimination of approximately 1,076 positions across the Company, or approximately 52% of the Company’s workforce as of December 31, 2022. The Company execution of the Reduction Plans, including cash payments, is expected to be substantially complete as of June 30, 2023.
Liabilities associated with the Reduction Plans are included in accrued expenses and other liabilities in the condensed consolidated balance sheet as of March 31, 2023.
The following table summarizes activity related to the liabilities associated with the Reduction Plans:

Total
Balance as of January 1, 2023	$5,749
Charges incurred (1)	6,420
Payments and other adjustments	(9,686)
Balance as of March 31, 2023	$2,483
________________
(1) Charges incurred include interim salary for employees with known departure dates, employee benefits, severance, payroll taxes and related facilitation costs offset by forfeitures of bonus.
In the three months ended March 31, 2023, forfeited stock-based compensation associated with the Reduction Plans was $0.8 million. The charges incurred and forfeited stock-based compensation associated with the Reduction Plans primarily relate to the Company’s Distribution reportable segment.
Contract terminations
Associated with the Company’s Reduction Plans and vendor management initiatives during the year ended December 31, 2022, the Company recorded $5.2 million in accelerated contract charges related to contracts that will continue to be incurred for the contracts’ remaining terms without economic benefit to the Company. These contract termination charges were recorded in other operating expenses in the consolidated statements of operations. There were no accelerated contract charges recorded during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, total accrued liabilities related to these accelerated contract charges were $3.8 million.
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
For the three months ended March 31, 2023 and 2022, the Company made contributions for the benefit of employees of $0.7 million and $1.2 million, respectively, to the Retirement Savings Plan.
15.  Research and development
For the three months ended March 31, 2023 and 2022, the Company recorded the following related to research and development expenses and capitalized internally developed software costs:

	Three Months Ended March 31,
	2023	2022
Research and development expenses incurred	$1,227	$5,603
Capitalized internally developed software costs	2,659	8,352
Research and development spend, inclusive of capitalized internally developed software cost	$3,886	$13,955
Our research and development costs reflect certain payroll-related costs of employees directly associated with such activities and certain software subscription costs, which are included in personnel costs and other operating expenses, respectively, in the condensed consolidated statements of operations. Capitalized internally developed software and acquired software costs are included in fixed assets, net in the condensed consolidated balance sheets.

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
On September 3, 2021, the Company filed a Registration Statement on Form S-1 (No. 333-258942), as amended, with the SEC (which was declared effective on September 8, 2021; and the Company subsequently filed a post-effective amendment thereto, which was declared effective on March 30, 2022), which related to, among other things, the issuance of an aggregate of up to 17,333,333 shares of common stock issuable upon the exercise of the Warrants. As of March 31, 2023 and December 31, 2022, the aggregate values of the Public Warrants were $0.2 million representing Public Warrants outstanding to purchase 11,500,000 shares of our common stock. As of March 31, 2023 and December 31, 2022, the aggregate values of the Private Warrants were $0.1 million representing Private Warrants outstanding to purchase 5,833,333 shares of our common stock. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrants and Sponsor Covered Shares liabilities in the condensed consolidated statements of operations.
17. Leases
The Company has operating leases consisting of office space and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of March 31, 2023, we have leases with remaining terms of 30 days to 6.5 years, some of which may include no options for renewal and others with options to extend the lease terms from 1 year to 5 years. The components of our operating leases were as follows:

	Three Months Ended March 31,
	2023	2022
Components of lease expense:
Operating lease expense	$2,355	$2,972
Less sublease income	(37)	(89)
Net lease expense	2,318	2,883

Cash flow information related to leases:
Operating cash outflow from operating leases during the three months ended March 31, 2023 and 2022	$3,065	$2,774

	March 31, 2023	March 31, 2022
Right-of-use assets obtained during the three months ended March 31, 2023 and 2022 in exchange for new operating lease liabilities	$712	4,676
Weighted average remaining lease term	3.87 years	4.57 years
Weighted average discount rate	10%	10%

Maturities of lease liabilities:	March 31, 2023
2023	$7,309
2024	8,562
2025	6,445
2026	4,667
2027	3,231
Thereafter	1,304
Total lease payments	31,518
Less imputed interest	(5,475)
Lease liabilities	$26,043
During the three months ended March 31, 2023, the Company recorded a $0.2 million impairment on its operating lease right-of-use assets due to vacating locations as a result of a smaller workforce. The right-of-use asset impairments were recorded in long-lived asset impairment in the consolidated statements of operations. The right-of-use asset impairments were determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the right-of-use asset was based on the estimated sublease income taking into consideration the time period it will take to obtain a sublessor, the uncertainty of obtaining a sublessor, vacancy rates in the associated market, and the sublease rate. The right-of-use asset impairments relate to our Distribution segment. There were no impairments of operating lease right-of-use assets during the three months ended March 31, 2022.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Doma should be read together with the unaudited condensed consolidated financial statements as of March 31, 2023 and 2022 and for the three months ended March 31, 2023 and 2022, together with the related notes thereto, contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as the audited consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020, together with related notes thereto, contained in our annual report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties and should be read in conjunction with the disclosures and information contained in “Cautionary Note Regarding Forward-Looking Statements” in the Annual Report. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A “Risk Factors” or in other parts of the Annual Report. Certain amounts may not foot due to rounding. All forward-looking statements in this Quarterly Report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

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

Overview
Doma was founded in 2016 to focus top-tier data scientists, product managers, and engineers on building game-changing technology to completely reimagine the residential real estate closing process. We founded Doma to create a home ownership process for today’s consumers who expect instant, digital experiences. Our approach to the title and escrow process is driven by our innovative platform, Doma Intelligence. The Doma Intelligence platform is the result of significant investment in research and development over more than six years across a team of more than 100 data scientists and engineers. It creates a revolutionary new real estate closing platform that seeks to eliminate latent, manual tasks involved in underwriting title insurance, performing core escrow functions, generating closing documentation and getting documents signed and recorded. The platform harnesses the power of data analytics, machine learning and natural language processing, which will enable us to deliver a more affordable and faster closing transaction with a seamless customer experience at every point in the process. Doma’s machine intelligence algorithms are being trained and optimized on 30 years of historical anonymized closing transaction data allowing us to make underwriting decisions in less than a minute and significantly reduce the time, effort and cost of facilitating the entire closing process.
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

•Local Markets (“Local”) – we target partnerships with realtors, attorneys and non-centralized loan originators via a 79-branch footprint across eight states as of March 31, 2023. For the quarter ended March 31, 2023, approximately 90% of our lender and owner policies from our Local channel were underwritten by Doma, while the remaining share was underwritten by third-party underwriters.
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
We expect to continue to invest in the instant underwriting capabilities of our Doma Intelligence platform as well as organic growth opportunities in order to remain competitive with existing large-scale industry incumbents who are well financed and have significant resources to defend their existing market positions. Over time, we plan to use our cash flows to invest in customer acquisition, research and development, and new product offerings, to further improve revenue growth and accelerate the elimination of the friction and expense of closing a residential real estate transaction.
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
Through 2023, to combat inflation, the Federal Reserve raised the benchmark interest rate by a total of 75 basis points. Average interest rates for a 30-year fixed rate mortgage rose to 6.42% as of March 2023 as compared to 4.17% for the corresponding period of 2022. As interest rates rise, the outlook on refinance transactions continues to decline.
Demand for mortgages tends to correlate closely with changes in interest rates, meaning that our order trends have been, and will likely be, impacted by future changes in interest rates. However, we believe that our current, low market share and disruptive approach to title insurance, escrow, and closing services will enable us to gain market share within markets in which we operate, which in turn should mitigate the risk to our revenue growth trends relative to industry incumbents.
We continue to monitor economic and regulatory developments closely as we navigate the volatility and uncertainty created by the pandemic and the subsequent macroeconomic activity.
New York Stock Exchange Notice on Continued Listing Standards
On August 1, 2022, we received notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01C of the NYSE’s Listed Company Manual (“Section 802.01C”) because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, the company had a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement. The company would have regained compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period the common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. The Company was unable to regain compliance with the $1.00 share price rule within this period, however, Section 802.01C also provides for an exception to the six-month cure period if the action required to cure the price condition requires stockholder approval, as would be the case to effectuate a reverse stock split, in which case the action needs to be approved by no later than the company’s next annual stockholder’s meeting, and the price condition will be deemed cured if the price of the common stock promptly exceeds $1.00 per share and the price remains above that level for at least the following 30 trading days.
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
The following table presents our key operating and financial indicators, as well as the relevant generally accepted accounting principles (“GAAP”) measures, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except for open and closed order numbers)
Key operating data:
Opened orders	9,940	35,192
Closed orders	6,280	27,347
GAAP financial data:
Revenue (1)	$74,368	$112,207
Gross profit (2)	$1,396	$7,134
Net loss	$(42,123)	$(50,026)
Non-GAAP financial data (3):
Retained premiums and fees	$25,184	$51,605
Adjusted gross profit	$4,471	$10,370
Ratio of adjusted gross profit to retained premiums and fees	18%	20%
Adjusted EBITDA	$(21,591)	$(44,905)
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
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before interest, income taxes and depreciation and amortization, and further adjusted to exclude the impact of stock-based compensation, severance and interim salary costs, goodwill impairment, long-lived asset impairment and the change in fair value of Warrant and Sponsor Covered Shares liabilities. See “—Non-GAAP Financial Measures” below for a reconciliation of our adjusted EBITDA to net loss, the most closely comparable GAAP measure and additional information about the limitations of our non-GAAP measures.

We review adjusted EBITDA as an important measure of our recurring and underlying financial performance, and believe it is useful to investors for the same reason.
Key Components of Revenues and Expenses
Revenues
Net premiums written
We generate net premiums by underwriting title insurance policies and recognize premiums in full upon the closing of the underlying transaction. For some of our Third-Party Agents, we also accrue premium revenue for title insurance policies we estimate to have been issued in the current period but reported to us by the Third-Party Agent in a subsequent period. See “—Critical Accounting Policies and Estimates— Accrued net premiums written from Third-Party Agent referrals” below for further explanation of this accrual. For the three months ended March 31, 2023 and 2022, the average time lag between the issuing of these policies by our Third-Party Agents and the reporting of these policies or premiums to us has been approximately three months. Net premiums written is inclusive of the portion of premiums retained by Third-Party Agents, which is recorded as an expense, as described below.
To reduce the risk associated with our underwritten insurance policies, we utilize reinsurance programs to limit our maximum loss exposure. Under our reinsurance treaties, we cede the premiums on the underlying policies in exchange for a ceding commission from the reinsurer and our net premiums written exclude such ceded premiums.
Our principal reinsurance quota share agreement covers instantly underwritten policies from refinance and home equity line of credit transactions. Under this contract we cede 25% of the written premium on such instantly underwritten policies, up to a total reinsurance coverage limit of $80.0 million in premiums reinsured, after which we retain 100% of the written premium on instantly underwritten policies. Refer to Note 2 to the condensed consolidated financial statements above for additional details on our reinsurance treaties.
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
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$66,770	$95,666	$(28,896)	(30)%
Escrow, other title-related fees and other	6,598	16,113	(9,515)	(59)%
Investment, dividend and other income	1,000	428	572	134%
Total revenues	$74,368	$112,207	$(37,839)	(34)%
Expenses:
Premiums retained by Third-Party Agents	$49,184	$60,602	$(11,418)	(19)%
Title examination expense	2,000	5,981	(3,981)	(67)%
Provision for claims	3,959	4,611	(652)	(14)%
Personnel costs	40,569	77,793	(37,224)	(48)%
Other operating expenses	15,439	22,754	(7,315)	(32)%
Long-lived asset impairment	181	—	181	*
Total operating expenses	$111,332	$171,741	$(60,409)	(35)%

Loss from operations	(36,964)	(59,534)	22,570	(38)%

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	15	13,900	(13,885)	(100)%
Interest expense	(4,989)	(4,207)	(782)	19%
Loss before income taxes	(41,938)	(49,841)	7,903	(16)%

Income tax expense	(185)	(185)	—	—%
Net loss	$(42,123)	$(50,026)	$7,903	(16)%

* = Not presented as prior period amount is zero

Revenue
Net premiums written. Net premiums written decreased by $28.9 million, or 30%, in the three months ended March 31, 2023 compared to the same period in the prior year, driven by a 69% decrease in premiums from our Direct Agents channel and a 18% decrease in premiums from our Third-Party Agents channel.
For the three months ended March 31, 2023, Direct Agents premium decline was driven by closed order decline of 77%. For the three months ended March 31, 2023, the decrease in premiums from our Third-Party Agents channel was driven by an overall decrease in market activity, specifically in the refinance market, resulting from the rising interest rate environment, partially offset by an increase in premiums associated with new home buildings that closed during the periods.
Escrow, other title-related fees and other. Escrow, other title-related fees and other income decreased $9.5 million, or 59%, in the three months ended March 31, 2023 compared to the same period in the prior year driven by the corresponding closed order decline of 77%. The decline in closed order activity was partially offset by higher average escrow fees per direct order of 78% in the three months ended March 31, 2023 compared to the same period in the prior year, resulting from a higher mix of purchase orders.

Investment, dividend and other income. Investment, dividend and other income increased $0.6 million, or 134%, in the three months ended March 31, 2023 compared to the same period in the prior year, primarily due to a larger invested asset base and the higher interest rate environment creating higher returns on invested assets.
Expenses
Premiums retained by Third-Party Agents. Premiums retained by Third-Party Agents decreased by $11.4 million, or 19%, in the three months ended March 31, 2023 compared to the same period in the prior year.  These movements were driven principally by decreases in premium in our Third-Party Agents channel. There was no material change in the average commissions paid to our Third-Party Agents.
Title examination expense. Title examination expense decreased by $4.0 million, or 67%, in the three months ended March 31, 2023 compared to the same period in the prior year, due to the corresponding declines in order volumes and escrow, other title-related fees and other revenue.
Provision for claims. Provision for claims decreased by $0.7 million, or 14%, in the three months ended March 31, 2023 compared to the same period in the prior year, primarily due to a reduction in the provision for claims related to the current year due to the corresponding decrease in premiums written. This was offset by a decrease in reserve development for claims incurred from prior period business. For the three months ended March 31, 2023, reserve increases related to prior period policies were $1.1 million compared to reserve releases of $1.0 million for the corresponding period in the prior year. The provision for claims, expressed as a percentage of net premiums written, was 5.9% and 4.8% for the three months ended March 31, 2023 and 2022, respectively.
Personnel costs. Personnel costs decreased by $37.2 million, or 48%, for the three months ended March 31, 2023 compared to the same period in the prior year, due to decreases in direct and indirect labor, corporate support and customer acquisition expenses from previously disclosed workforce reduction plans and the overall declines in revenue. The Company’s personnel costs benefited during the quarter as a result of the workforce reduction plans.
Other operating expenses. Other operating expenses decreased by $7.3 million, or 32%, in the three months ended March 31, 2023 primarily due to corresponding decreases in personnel and revenues. The Company requires less operating expenses to support the lower revenue volume and personnel footprint. Declines in outside professional service fees, occupancy, IT hardware and software, travel and entertainment, and premium taxes resulting from the overall reduction in revenue and personnel all drove the decline in operating expenses.
Long-lived asset impairment. Long-lived asset impairment increased by $0.2 million in the three months ended March 31, 2023 due to impairment of our operating lease right-of-use assets and related fixed assets related to vacating locations as a result of a smaller workforce.
Change in fair value of Warrant and Sponsor Covered Shares liabilities. The change in fair value of Warrant and Sponsor Covered Shares liabilities (as defined in Note 3) decreased by $13.9 million, or 100%, in the three months ended March 31, 2023 compared to the same period in the prior year due to changes in the inputs to the valuation of the liabilities, primarily the Company’s declining stock price. In 2022, the change in fair value of Warrant and Sponsor Covered Shares liabilities was a benefit resulting from a decline in the stock price during that period. During the three months ended March 31, 2023 the stock price remained relatively consistent, resulting in minimal change in the fair value of the Warrant and Sponsor Covered Shares liabilities.
Interest expense. Interest expense increased by $0.8 million, or 19%, in the three months ended March 31, 2023 compared to the same period in the prior year, due to a higher amount of average debt outstanding, which is a result of the paid in kind interest expense on the $150.0 million Senior Debt facility that was funded during the first quarter of 2021.
Supplemental Segment Results Discussion – Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
The following table sets forth a summary of the results of operations for our Distribution and Underwriting segments for the years indicated. See “—Basis of Presentation” above.

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Distribution	Underwriting	Eliminations	Consolidated	Distribution	Underwriting	Eliminations	Consolidated
	(in thousands)
Net premiums written	$—	$66,770	$—	$66,770	$—	$95,666	$—	$95,666
Escrow, other title-related fees and other (1)	11,870	565	(5,837)	6,598	34,280	803	(18,970)	16,113
Investment, dividend and other income	83	917	—	1,000	14	414	—	428
Total revenue	$11,953	$68,252	$(5,837)	$74,368	$34,294	$96,883	$(18,970)	$112,207
Premiums retained by agents (2)	—	55,021	(5,837)	49,184	—	79,572	(18,970)	60,602
Direct labor (3)	10,050	2,887	—	12,937	25,553	2,245	—	27,798
Other direct costs (4)	2,012	1,805	—	3,817	6,059	2,767	—	8,826
Provision for claims	799	3,160	—	3,959	599	4,012	—	4,611
Adjusted gross profit (5)	$(908)	$5,379	$—	$4,471	$2,083	$8,287	$—	$10,370

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
Distribution segment revenue decreased by $22.3 million, or 65%, for three months ended March 31, 2023 compared to the same period in the prior year, driven by the closed order decline discussed above. For the three months ended March 31, 2023, higher average escrow revenue per order from a higher ratio of purchase orders, which carry a higher price point compared to refinance orders, offset the decrease in closed orders.
Underwriting segment revenue decreased by $28.6 million, or 30%, for the three months ended March 31, 2023 as compared to the same period in the prior year, reflecting the reduction in title policies underwritten from both Direct and Third-Party Agents as a result of current market conditions, partially offset by an increase in premiums associated with new home buildings that closed during the periods.
Distribution segment adjusted gross profit decreased by $3.0 million, or 144%, for the three months ended March 31, 2023 compared to the same period in the prior year, driven by lower retained premiums and fees from closed order decline and and an increase in the provision for claims ratio.
Underwriting segment adjusted gross profit decreased by $2.9 million, or 35%, for three months ended March 31, 2023, as compared to the same period in the prior year, reflecting the reduction in title policies underwritten from both Direct and Third-Party Agents as a result of current market conditions. Contributing to the declines are higher direct labor expenses as a percentage of revenue and an increase in the provision for claims ratio.
Supplemental Key Operating and Financial Indicators Results Discussion – Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
The following table presents our key operating and financial indicators, including our non-GAAP financial measures, for the periods indicated, and the changes between periods. This discussion should be read only as a supplement to the discussion of our GAAP results above. See “—Non-GAAP Financial Measures” below for important information about the non-GAAP financial measures presented below and their reconciliation to the respective most closely comparable GAAP measures.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages and open and closed order numbers)
Opened orders	9,940	35,192	(25,252)	(72)%
Closed orders	6,280	27,347	(21,067)	(77)%

Retained premiums and fees	$25,184	$51,605	$(26,421)	(51)%
Adjusted gross profit	4,471	10,370	(5,899)	(57)%
Ratio of adjusted gross profit to retained premiums and fees	18%	20%	(2) p.p	(10)%
Adjusted EBITDA	$(21,591)	$(44,905)	$23,314	(52)%

Opened and closed orders
For the three months ending March 31, 2023, we opened 9,940 orders and closed 6,280 orders, a decrease of 72% and 77%, respectively, over the same period in the prior year. The decline in both open and closed orders is due to the rising interest rate environment and shrinking population of refinance-eligible homeowners along with the reduction in home inventories that limit overall home purchase transactions.
Closed orders decreased 91% in our Doma Enterprise channel and decreased by 62% in our Local channel for the three months ended March 31, 2023 as compared to the same period in the prior year, due to the contracting refinance market and low home inventories, and further exacerbated by a decline in closed order pull-through rates as prospective transactors were impacted by current market conditions.
Retained premiums and fees
Retained premiums and fees decreased by $26.4 million, or 51%, during the three months ended March 31, 2023 compared to the same period in the prior year, driven by closed order reductions and title policy declines across the Direct and Third-Party Agent channels partially offset by an increase in premiums associated with new home buildings that closed during the periods.
Adjusted gross profit
Adjusted gross profit decreased by $5.9 million, or 57%, during the three months ended March 31, 2023 compared to the same period in the prior year, due to declines in retained premiums and fees and an increase in the provision for claims ratio. Partially offsetting these factors were lower direct labor as a result of the workforce reduction actions taken during the second half of 2022 and lower title exam and closing costs.
Ratio of adjusted gross profit to retained premiums and fees
The ratio of adjusted gross profit to retained premiums and fees decreased 2 percentage points during the three months ended March 31, 2023 compared to the same periods in the prior year due to closed order reductions and title policy declines partially offset by a higher mix of closed purchase orders, which carry a higher price point as compared to closed refinance orders. Additionally, the decrease is due to an increase in the provision for claims ratio compared to the same periods in the prior year. Other offsetting impacts to the ratio of adjusted gross profit to retained premiums and fees during the three months ended March 31, 2023 were a decrease in title exam and closing costs as a percentage of retained premiums and fees and a decrease direct labor expenses as a percentage of retained premiums and fees as a result of the workforce reduction actions taken during the second half of 2022.

Adjusted EBITDA
Adjusted EBITDA improved by $23.3 million to negative $21.6 million for the three months ended March 31, 2023 due to the reduction in personnel and other operating expenses that are a direct result of the workforce reduction actions taken during the second half of 2022.
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
Retained premiums and fees
The following presents our retained premiums and fees and reconciles the measure to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue	$74,368	$112,207
Minus:
Premiums retained by Third-Party Agents	49,184	60,602
Retained premiums and fees	$25,184	$51,605
Minus:
Direct labor	12,937	27,798
Provision for claims	3,959	4,611
Depreciation and amortization	3,075	3,236
Other direct costs (1)	3,817	8,826
Gross Profit	$1,396	$7,134
__________________
(1)Includes title examination expense, office supplies, and premium and other taxes.

Adjusted gross profit
The following table reconciles our adjusted gross profit to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Gross Profit	$1,396	$7,134
Adjusted for:
Depreciation and amortization	3,075	3,236
Adjusted Gross Profit	$4,471	$10,370
Adjusted EBITDA
The following table reconciles our adjusted EBITDA to our net loss, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss (GAAP)	$(42,123)	$(50,026)
Adjusted for:
Depreciation and amortization	3,075	3,236
Interest expense	4,989	4,207
Income taxes	185	185
EBITDA	$(33,874)	$(42,398)
Adjusted for:
Stock-based compensation	5,697	11,393
Severance and interim salary costs	6,420	—
Long-lived asset impairment	181	—
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(15)	(13,900)
Adjusted EBITDA	$(21,591)	$(44,905)

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
We had $84.2 million in cash and cash equivalents and restricted cash, $61.8 million in held-to-maturity debt securities, and $58.8 million in available-for-sale debt securities as of March 31, 2023. We believe our cash on hand, held-to-maturity debt securities, and the available-for-sale debt securities will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report.
We may need additional cash due to changing business conditions or other developments, including unanticipated regulatory developments and competitive pressures. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing.

Debt
Senior secured credit agreement
In December 2020, Old Doma entered into a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”), providing for a $150.0 million senior secured term loan (“Senior Debt”), which was fully funded by the lenders, which are affiliates of HSCM, at its principal face value on January 29, 2021 (the “Funding Date”) and matures on the fifth anniversary of the Funding Date. The Senior Debt bears interest at a rate of 11.25% per annum, of which 5.0% is payable in cash in arrears and the remaining 6.25% accrues to the outstanding principal balance on a PIK basis. Interest is payable or compounded, as applicable, quarterly. Principal prepayments on the Senior Debt are permitted, subject to a premium, which declines from 4% in 2023 to zero in 2024.
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
Other commitments and contingencies
Our commitments for leases, related to our office space and equipment, amounted to $31.5 million as of March 31, 2023 of which $7.3 million is payable in 2023. Refer to Note 17 to our condensed consolidated financial statements for a summary of our future commitments. Our headquarters lease expires in 2024. As of March 31, 2023, we did not have any other material commitments for cash expenditures.
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
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(23,878)	$(56,469)
Net cash used in investing activities	26,531	(5,042)
Net cash provided by financing activities	182	(97)

Operating activities
In the first three months of 2023, net cash used in operating activities was $23.9 million driven by the net loss of $42.1 million and cash paid for accrued expenses of $5.9 million. This was offset by changes in receivables of $11.6 million and non-cash costs including stock-based compensation expense of $5.7 million and depreciation and amortization of $3.1 million.
In the first three months of 2022, net cash used in operating activities was $56.5 million driven by the net loss of $50.0 million, cash paid for accrued expenses of $17.3 million, and non-cash costs relating to the change in the fair value of warrant and Sponsor Covered Shares liabilities of $13.9 million. This was partially offset by decreases in prepaid expenses, deposits and other assets of $3.9 million and receivables of $2.6 million and non-cash costs including depreciation and amortization of $3.2 million and stock-based compensation expense of $11.6 million.
Investing activities
Our capital expenditures have historically consisted mainly of costs incurred in the development of the Doma Intelligence platform. Our other investing activities generally consist of transactions in fixed maturity investment securities to provide regular interest payments.
In the first three months of 2023, net cash provided by investing activities was $26.5 million, and reflected $35.7 million of purchases of investments offset by $64.5 million of proceeds from the maturity of held-to-maturity investments. Cash paid for fixed assets was $2.8 million in the same period, largely consisting of technology development costs related to the Doma Intelligence platform.
In the first three months of 2022, net cash used in investing activities was $5.0 million, and $2.1 million reflected of purchases of investments offset by $7.1 million of proceeds from the sale of investments. Cash paid for fixed assets was $10.1 million in the same period, largely consisting of technology development costs related to Doma Intelligence.
Financing activities
Net cash provided by financing activities was immaterial in the first three months of 2023 and 2022.
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
Our total loss reserve as of March 31, 2023 amounted to $81.5 million, which we believe, based on historical claims experience and actuarial analyses, is adequate to cover claim losses resulting from pending and future claims for policies issued through March 31, 2023.
A summary of the Company’s loss reserves is as follows:

	March 31, 2023		December 31, 2022
	($ in thousands)
Known title claims	$7,843	10%	$7,134	9%
IBNR title claims	73,005	90%	74,738	90%
Total title claims	$80,848	99%	$81,872	99%
Non-title claims	669	1%	198	1%
Total loss reserves	$81,517	100%	$82,070	100%
We continually review and adjust our reserve estimates to reflect loss experience and any new information that becomes available.
Goodwill
We have significant goodwill on our balance sheet related to acquisitions, as goodwill represents the excess of the acquisition price over the fair value of net assets acquired and liabilities assumed in a business combination. Goodwill is tested and reviewed annually for impairment on October 1 of each year, and between annual tests if events or circumstances arise that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In addition, an interim impairment test may be completed upon a triggering event or when there is a reorganization of reporting structure or disposal of all or a portion of a reporting unit. As of March 31, 2023, we had $46.3 million of goodwill, relating to the North American Title Acquisition, of which $22.9 million and $23.4 million was allocated to our Distribution and Underwriting reporting units, respectively.
In performing our annual goodwill impairment test, we first perform a qualitative assessment, which requires that we consider significant estimates and assumptions regarding macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit or other factors that have the potential to impact fair value. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair values of our reporting units are greater than the carrying amounts, then the quantitative goodwill impairment test is not performed, as goodwill is not considered to be impaired. However, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying value, then a quantitative assessment is performed. For the quantitative assessment, the determination of estimated fair value of our reporting units requires us to make assumptions about future discounted cash flows, including profit margins, long-term forecasts, discount rates and terminal growth rates and, if possible, a comparable market transaction model. The Company believes that its procedures for estimating future cash flows for each reporting unit are reasonable and consistent with market conditions as of the testing date. If the markets that impact the Company’s business continue to deteriorate, the Company could recognize further goodwill impairment. If, based upon the quantitative assessment, the reporting unit fair value is less than the carrying amount, a goodwill impairment is recorded equal to the difference between the carrying amount of the reporting unit’s goodwill and its fair value, not to exceed the carrying value of goodwill allocated to that reporting unit, and a corresponding impairment loss is recorded in the consolidated statements of operations.
We did not identify any events, changes in circumstances, or triggering events since the performance of our last goodwill impairment test as of December 31, 2022 that would require us to perform an interim goodwill impairment test during the quarter.
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
We obtained a third-party valuation of the Sponsor Covered Shares as of December 31, 2022 using the Monte Carlo simulation methodology and based upon market inputs regarding stock price, dividend yield, expected term, volatility and risk-free rate. The share price represents the trading price as of each valuation date. The expected dividend yield is zero as we have never declared or paid cash dividends and have no current plans to do so during the expected term. The expected term represents the vesting period, which is 8.4 years. The expected volatility of 65.0% was estimated considering (i) the Doma implied volatility calculated using longest term stock option (ii) the Doma implied warrant volatility using the term of the Public and Private Warrants and (iii) median leverage adjusted (asset) volatility calculated using a set of Guideline Public Companies (“GPCs”). Volatility for the GPCs was calculated over a lookback period of 8.4 years (or longest available data for GPCs whose trading history was shorter than 8.4 years), commensurate with the contractual term of the Sponsor Covered Shares. The risk-free rate utilizes the 10-year U.S. Constant Maturity. Finally, the annual change in control probability is estimated to be 2.0%.
As of March 31, 2023, the Sponsor Covered Shares liability amounted to $0.2 million.
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
Additionally, we analyze potential changes in the value of our investment portfolio due to the market risk factors noted above within the overall context of asset and liability management. A technique we use in the management of our investment portfolio is the calculation of duration. Our actuaries estimate the payout pattern of our reserve liabilities to determine their duration, which is the present value of the weighted average payments expressed in years. We then establish a target duration for our investment portfolio so that at any given time the estimated cash generated by the investment portfolio will closely match the estimated cash required for the payment of the related reserves or for operations. We structure the investment portfolio to meet the target duration to achieve the required cash flow, based on liquidity and market risk factors.
The Company’s debt security portfolio is subject to credit risk. For further information on the credit quality of the Company’s investment portfolio at March 31, 2023, see Note 4 to the consolidated financial statements.
The Company also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under our reinsurance programs. For information on our reinsurance programs, see Note 2 to the consolidated financial statements.
Item 4. Controls and Procedures
Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

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
For additional information regarding legal proceedings, see Part I, Item 3. “Legal Proceedings” in our annual report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). See also the information set forth in Note 12 “Legal Matters” contained in Part I, Item 1 “Financial Information” of this Quarterly Report.
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

DOMA HOLDINGS, INC.
By:	/s/ Max Simkoff
	Name:	Max Simkoff
	Date:	May 9, 2023
	Title:	Chief Executive Officer
(Principal Executive Officer)

DOMA HOLDINGS, INC.
By:	/s/ Mike Smith
	Name:	Mike Smith
	Date:	May 9, 2023
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)