Form 10-Q
period 2023-06-30
Doma Holdings, Inc.
filed 2023-08-08
CIK 1722438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-39754

Doma Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1956909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Mission Street, Suite 1050 San Francisco, California	94105
(Address of Principal Executive Offices)	(Zip Code)

(650) 419-3827

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	DOMA	The New York Stock Exchange
Warrants, 25 whole warrants exercisable for one share of common stock at an exercise price of $287.50 per share	DOMAW	*

* The warrants are trading on the OTC Pink Marketplace under the symbol “DOMAW”.

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

The registrant had outstanding 13,436,915 shares of common stock as of August 4, 2023.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•	our projected financial information, anticipated growth rate and market opportunity;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	the accounting of our warrants as liabilities and any changes in the value of our warrants having a material effect on our financial results;

•	factors relating to our business, operations and financial performance, including:

◦	our ability to drive an increasing proportion of orders in both through the Doma Intelligence platform;

◦

changes in the competitive and regulated industries in which we operate, variations in technology and operating performance across competitors, and changes in laws and regulations affecting our business;

◦	the current and future health and stability of the economy, financial conditions and residential housing market, including any extended downturn or slowdown;

◦

changes in general economic and financial conditions (including federal monetary policy, interest rates, inflation, home price fluctuations, housing inventory, labor shortages and supply chain issues) that may reduce demand for our products and services, lower our profitability or reduce our access to financing;

◦	our ability to implement business plans, forecasts and other expectations, and identify and realize additional opportunities;

◦

the impact on the real estate finance market from recent macroeconomic events and conditions that have resulted in a significant increase in interest rates largely due to actions of central banks, including the U.S. Federal Reserve; and

•	other factors detailed under the section “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the “SEC”).

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

Part I - Financial Information

Item 1. Financial Statements

Doma Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share information)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$77,610	$78,450
Restricted cash	4,934	2,933
Investments:
Fixed maturities
Held-to-maturity debt securities, at amortized cost (net of allowance for credit losses of $254 at June 30, 2023 and $440 at December 31, 2022)	41,578	90,328
Available-for-sale debt securities, at fair value (amortized cost $58,106 at June 30, 2023 and $59,191 at December 31, 2022)	57,021	58,254
Mortgage loans	46	297
Total investments	$98,645	$148,879
Trade and other receivables (net of allowance for credit losses of $1,428 at June 30, 2023 and $1,488 at December 31, 2022)	24,963	21,292
Prepaid expenses, deposits and other assets	5,468	8,124
Lease right-of-use assets	13,424	18,634
Fixed assets (net of accumulated depreciation of $26,998 at June 30, 2023 and $24,532 at December 31, 2022)	36,497	39,383
Title plants	2,716	14,533
Goodwill	27,009	46,280
Total assets	$291,266	$378,508

Liabilities and stockholders’ equity
Accounts payable	$2,128	$2,909
Accrued expenses and other liabilities	19,478	28,892
Lease liabilities	21,740	27,489
Senior secured credit agreement, net of debt issuance costs and original issue discount	153,164	154,790
Liability for loss and loss adjustment expenses	83,660	82,070
Warrant liabilities	347	347
Sponsor Covered Shares liability	96	219
Total liabilities	$280,613	$296,716

Commitments and contingencies (see Note 12)

Stockholders’ equity:

Common stock, 0.0001 par value; 80,000,000 shares authorized at June 30, 2023; 13,350,733 and 13,165,919 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$1	$1
Additional paid-in capital	584,525	577,515
Accumulated deficit	(572,787)	(494,787)
Accumulated other comprehensive income	(1,086)	(937)
Total stockholders’ equity	$10,653	$81,792
Total liabilities and stockholders’ equity	$291,266	$378,508

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share information)	2023	2022	2023	2022
Revenues:
Net premiums written (1)	$78,962	$108,926	$145,732	$204,592
Escrow, other title-related fees and other	8,292	14,366	14,890	30,479
Investment, dividend and other income	1,599	452	2,599	880
Total revenues	$88,853	$123,744	$163,221	$235,951

Expenses:
Premiums retained by Third-Party Agents (2)	$58,164	$74,638	$107,348	$135,240
Title examination expense	4,164	5,146	6,164	11,127
Provision for claims	5,780	6,310	9,739	10,921
Personnel costs	27,622	73,233	68,191	151,026
Other operating expenses	13,924	23,637	29,363	46,391
Long-lived asset impairment	1,290	—	1,471	—
Gain on sale of title plant	(3,825)	—	(3,825)	—
Total operating expenses	$107,119	$182,964	$218,451	$354,705

Loss from operations	$(18,266)	$(59,220)	$(55,230)	$(118,754)

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	108	5,193	123	19,093
Interest expense	(5,943)	(4,489)	(10,932)	(8,696)
Loss on sale of business	(11,591)	—	(11,591)	—
Loss before income taxes	$(35,692)	$(58,516)	$(77,630)	$(108,357)

Income tax expense	(185)	(136)	(370)	(321)
Net loss	$(35,877)	$(58,652)	$(78,000)	$(108,678)

Earnings per share:
Net loss per share attributable to stockholders - basic and diluted	$(2.69)	$(4.51)	$(5.88)	$(8.38)
Weighted average shares outstanding common stock - basic and diluted	13,324,215	12,994,869	13,259,894	12,975,354

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

(1)

Net premiums written includes revenues from a related party of $33.5 million and $33.7 million during the three months ended June 30, 2023 and 2022, respectively. Net premiums written includes revenues from a related party of $63.5 million and $61.3 million during the six months ended June 30, 2023 and 2022, respectively (see Note 11).

(2)

Premiums retained by Third-Party Agents includes expenses associated with a related party of $27.1 million and $27.2 million during the three months ended June 30, 2023 and 2022, respectively. Premiums retained by Third-Party Agents includes expenses associated with a related party of $51.2 million and $49.6 million during the six months ended June 30, 2023 and 2022, respectively (see Note 11).

Doma Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net loss	$(35,877)	$(58,652)	$(78,000)	$(108,678)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale debt securities, net of tax	(483)	237	(149)	237
Comprehensive loss	$(36,360)	$(58,415)	$(78,149)	$(108,441)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
(In thousands, except share information)	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, January 1, 2022	12,933,912	$1	$543,102	$(192,179)	$—	$350,924
Exercise of stock options	38,305	—	(97)	—	—	(97)
Vesting of RSU awards	1,712	—	—	—	—	—
Stock-based compensation expense	—	—	11,579	—	—	11,579
Cumulative effect of change in accounting principle	—	—	—	(399)	—	(399)
Net loss	—	—	—	(50,026)	—	(50,026)
Balance, March 31, 2022	12,973,929	$1	$554,584	$(242,604)	$—	$311,981
Exercise of stock options	27,700	—	271	—	—	271
Vesting of RSU awards	18,274	—	—	—	—	—
Stock-based compensation expense	—	—	8,442	—	—	8,442
Net loss	—	—	—	(58,652)	—	(58,652)
Other comprehensive income	—	—	—	—	237	237
Balance, June 30, 2022	13,019,903	$1	$563,297	$(301,256)	$237	$262,279

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
(In thousands, except share information)	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, January 1, 2023	13,165,919	$1	$577,515	$(494,787)	$(937)	$81,792
Exercise of stock options	16,120	—	182	—	—	182
Vesting of RSU awards	37,338	—	—	—	—	—
Stock-based compensation expense	—	—	5,697	—	—	5,697
Net loss	—	—	—	(42,123)	—	(42,123)
Other comprehensive income	—	—	—	—	334	334
Balance, March 31, 2023	13,219,377	$1	$583,394	$(536,910)	$(603)	$45,882
Exercise of stock options	2,569	—	1	—	—	1
Vesting of RSU awards	128,787	—	—	—	—	—
Stock-based compensation expense	—	—	1,130	—	—	1,130
Net loss	—	—	—	(35,877)	—	(35,877)
Other comprehensive loss	—	—	—	—	(483)	(483)
Balance, June 30, 2023	13,350,733	$1	$584,525	$(572,787)	$(1,086)	$10,653

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flow from operating activities:
Net loss	$(78,000)	$(108,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - paid in kind	5,228	4,960
Depreciation and amortization	6,146	6,983
Stock-based compensation expense	6,827	20,021
Amortization of debt issuance costs and original issue discount	2,354	1,332
Provision for doubtful accounts (reduction for expected credit losses)	(116)	495
Deferred income taxes	294	229
Realized gain on debt securities	—	18
Loss on disposal of fixed assets and title plants	796	51
Loss on sale of business	11,591	—
Gain on sale of title plant	(3,825)	—
Net amortization of premiums and accretion of discounts on fixed maturity securities	(495)	495
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(123)	(19,093)
Long-lived asset impairment	1,471	—
Change in operating assets and liabilities, net of effects from sale of business and title plant:
Trade and other receivables	6,994	1,825
Prepaid expenses, deposits and other assets	2,586	5,413
Lease right-of-use assets and lease liabilities	(1,147)	733
Accounts payable	(787)	(3,625)
Accrued expenses and other liabilities	(10,449)	(16,416)
Liability for loss and loss adjustments expenses	1,589	4,669
Net cash used in operating activities	$(49,066)	$(100,588)
Cash flow from investing activities:
Proceeds from calls and maturities of investments: Held-to-maturity	$110,486	$16,981
Proceeds from calls and maturities of investments: Available-for-sale	1,493	-
Proceeds from sales and principal repayments of investments: Mortgage loans	251	890
Proceeds from sale of business, net of costs to sell and working capital adjustments	6,765	—
Purchases of investments: Held-to-maturity	—	(2,103)
Purchases of investments: Available-for-sale	(61,464)	(49,640)
Proceeds from sales of fixed assets	90	—
Purchases of fixed assets	(5,610)	(20,555)
Proceeds from sale of title plants, net of costs to sell, and dividends from title plants	7,241	311
Net cash provided by (used in) investing activities	$59,252	$(54,116)
Cash flow from financing activities:
Exercise of stock options	183	174
Repayments on senior secured credit agreement	(9,208)	—
Net cash provided by (used in) financing activities	$(9,025)	$174
Net change in cash and cash equivalents and restricted cash	1,161	(154,530)
Cash and cash equivalents and restricted cash at the beginning period	81,383	383,828
Cash and cash equivalents and restricted cash at the end of period	$82,544	$229,298
Supplemental cash flow disclosures:
Cash paid for interest	$4,814	$3,974
Supplemental disclosure of non-cash investing activities:
Unrealized gain (loss) on available-for-sale debt securities	$(149)	$237

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

2.  Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated balance sheet as of  June 30, 2023 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, and condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of  June 30, 2023 and its results of operations, including its comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes.

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

Reverse stock split

On June 29, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation (the “Charter Amendment”) to effect a 1-for-25 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) and a corresponding adjustment to its authorized capital stock, effective as of 11:59 p.m. Eastern Daylight Time on June 29, 2023 (the “Effective Time”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, and discussions, in this Quarterly Report, unless otherwise indicated.

As a result of the Reverse Stock Split, every 25 shares of the Company’s issued and outstanding common stock were automatically converted into one share of issued and outstanding common stock. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of common stock were entitled to receive cash in an amount equal to the product obtained by multiplying (a) the closing price per share of the common stock as reported on the New York Stock Exchange as of the first trading day following the Effective Time, by (b) the fraction of one share owned by the stockholder.

Proportionate adjustments were made to the number of shares issuable upon the exercise or vesting of all stock options, restricted stock awards, restricted stock units, performance restricted stock units or market-based awards (the “Stock-Based Awards”) and warrants outstanding at the Effective Time, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such Stock-Based Awards and warrants. In the case of stock options and warrants, proportionate adjustments also included a proportional increase in the exercise price of such stock options and warrants. In addition, the number of shares reserved for issuance under the Company’s 2021 Omnibus Incentive Plan were proportionately reduced.

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

Trade and other receivables, net

Trade and other receivables include the following:

	June 30,	December 31,
	2023	2022
Trade receivables	$5,957	$7,168
Accrued net premiums written from Third-Party Agent referrals	3,125	2,409
Trade receivables, gross	$9,082	$9,577
Allowance for credit losses	(1,428)	(1,488)
Trade receivables, net	$7,654	$8,089
WFG Deferred Payment receivable	10,928	—
Receivable from HSCM	4,604	—
Investment trade receivables	—	10,065
Miscellaneous other receivables	1,777	3,138
Other receivables	$17,309	$13,203
Trade and other receivables, net	$24,963	$21,292

Trade receivables are generally due within thirty to ninety days and are recorded net of an allowance for credit losses. The Company determines the allowance for credit losses by considering a number of factors, including the length of time receivables are past due, previous loss history and a specific customer’s ability to pay its obligations to the Company. Amounts deemed uncollectible are expensed in the period in which such determination is made. The WFG Deferred Payment receivable relates to the retention-based earnout in the WFG Asset Sale discussed further in Note 3. The receivable from HSCM consists of the cash proceeds from the WFG Asset Sale and from the sale of the title plant in Texas described in Note 2, net of repayments on the senior secured credit agreement, payable to the Company upon the occurrence of certain strategic events.

Title plants

Title plants are carried at cost, with costs incurred to maintain, update and operate title plants expensed as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes the title plants for impairment when events or circumstances indicate that the carrying amount may not be recoverable. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. There were no impairments of title plants for the three and six months ended June 30, 2023 and 2022. On June 9, 2023, the Company sold a title plant in Texas for a total sale price of $7.6 million. Costs to sell the title plant were $0.7 million. The sale of the title plant resulted in a realized gain of $3.8 million recorded in the gain on sale of title plant line on the condensed consolidated statement of operations.

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

Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the three and six months ended June 30, 2023 and 2022.

Ceding commission from reinsurance transactions are presented as revenue within the “Escrow, other title-related fees and other” revenue line item in the consolidated statements of operations.

Total premiums ceded in connection with reinsurance are netted against the written premiums in the consolidated statements of operations. Gross premiums earned and ceded premiums are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross premiums earned	79,038	109,506	145,953	206,748
Ceded premiums	(76)	(580)	(221)	(2,156)
Net premiums earned	78,962	108,926	145,732	204,592
Percentage of amount assumed to net	99.9%	99.5%	99.8%	99.0%

Income taxes

Our effective tax rate for the six months ended June 30, 2023 and 2022 was (1)% as a result of a full valuation allowance recorded against the deferred tax assets. In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. As of  June 30, 2023 and December 31, 2022, the Company carried a valuation allowance against deferred tax assets as management believes it is more likely than not that the benefit of the net deferred tax assets covered by that valuation allowance will not be realized. A net deferred tax liability has been recorded as of June 30, 2023 and  December 31, 2022 of $0.5 million and $0.4 million, respectively, and is included in accrued expenses and other liabilities within the accompanying condensed consolidated balance sheets. Management reassesses the realization of the deferred tax assets each reporting period. The Company has approximately $0.2 million of pre-2018 federal net operating losses subject to expiration beginning in 2036. The remainder of the federal net operating losses have no expiration. The Company’s state net operating losses are subject to various expirations, beginning in 2030. The Company’s 2019 through 2021 tax years remain open to federal examinations. The Company’s 2018 through 2021 tax years remain open to state tax examinations. The Company believes that as of June 30, 2023 it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest and penalties accrued as of June 30, 2023.

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

Immediately after the Closing Date, 53,026 shares of common stock held by the Sponsor became subject to vesting, contingent upon the price of Doma’s common stock, par value $0.0001 (“Doma common stock”) exceeding certain thresholds (the “Sponsor Covered Shares”). As of June 30, 2023, there were 13,350,733 and 0 shares of common stock and preferred stock issued and outstanding, which excludes the 53,026 of Sponsor Covered Shares. All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, and discussions, in this Quarterly Report, unless otherwise indicated.

On December 4, 2020, Capitol consummated its initial public offering, which included the issuance of 11,500,000 redeemable warrants (the “Public Warrants”). Simultaneously with the closing of the initial public offering, Capitol completed the private sale of 5,833,333 warrants (the “Private Placement Warrants”). These Warrants remain outstanding following the Business Combination and 25 whole warrants entitles the holder to purchase one share of our common stock at a price of $287.50 (see Note 16 for additional information).

Immediately after the Closing Date, 20% of the aggregate of our common stock held by certain investors (collectively, the “Sponsor”) became subject to vesting, contingent upon the price of our common stock exceeding certain thresholds. The Sponsor Covered Shares will vest in two tranches: (i) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $375.00 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date, and (ii) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $437.50 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date. The Sponsor is also entitled to the Sponsor Covered Shares if a covered strategic transaction or change in control, as defined by the sponsor support agreement dated as of March 2, 2021 (the “Sponsor Support Agreement”) by and among the sponsors named thereto, Capitol and Old Doma, occurs prior to the ten (10)-year anniversary of the Closing Date. As of June 30, 2023, the Sponsor Covered Shares were legally outstanding; however, since none of the conditions were met, no related shares are included in the Company's condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity or for the purposes of calculating earnings per share.

Also following the Closing Date, the Sellers have the contingent right to receive up to an additional number of shares equal to 5% of the sum of (i) the aggregate number of outstanding shares of our common stock (including restricted common stock, but excluding Sponsor Covered Shares), plus (ii) the maximum number of shares underlying our options that are vested and the maximum number of shares underlying warrants to purchase shares of Doma common stock issued as replacement warrants for Old Doma warrants, in each case of these clauses (i) and (ii), as of immediately following the Closing Date (the “Seller Earnout Shares”). The Seller Earnout Shares are contingently issuable to the Sellers in two tranches: (i) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $375.00 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date, and (ii) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $437.50 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date. Since none of the conditions of the Seller Earnout Shares were met as of June 30, 2023, no related shares are included in the Company’s condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity as of June 30, 2023 or for purposes of calculating earnings per share.

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

West Coast Local Retail Branch Sale

On May 19, 2023, Doma Title of California, Inc. (the “Seller”) and Doma Corporate LLC, both subsidiaries of the Company, entered into and closed an asset purchase agreement (the “WFG Asset Purchase Agreement”) with Williston Financial Group LLC (“WFG”). Pursuant to the terms and subject to the conditions set forth in the WFG Asset Purchase Agreement, the Seller agreed to sell to WFG certain assets used in or related to the Company’s title insurance agency business operated through retail title offices located in the State of California (the “WFG Asset Sale”) for an aggregate purchase price of up to $24.5 million, subject to certain adjustments set forth in the WFG Asset Purchase Agreement. The gross purchase price for the WFG Asset Sale consists of $10.5 million paid by WFG to the Seller on May 19, 2023 (the “WFG Sale Closing Date”) and a deferred payment of up to $14.0 million payable by WFG to the Seller within 30 days after the 12-month anniversary of the WFG Sale Closing Date ("WFG Deferred Payment"). The amount of the WFG Deferred Payment is subject to an earnout based on the retention of specified employees hired by WFG or an affiliate of WFG after the WFG Sale Closing Date. The sale includes 22 retail title locations and operations centers in the Northern and Central California regions and 123 total employees. On the WFG Sale Closing Date, the Seller and a WFG affiliate, WFG National Title Insurance Company, entered into a customary transition services agreement.

In conjunction with the WFG Asset Sale, we recognized a pre-tax loss on sale of business of $11.6 million in the loss on sale of business line on the condensed consolidated statements of operations in the second quarter of 2023. The total fair value of the consideration transferred was $21.4 million, representing $10.5 million paid by WFG on the WFG Sale Closing Date and $10.9 million fair value of the WFG Deferred Payment as of the WFG Sale Closing Date and as of June 30, 2023. The WFG Deferred Payment is recorded in trade and other receivables in the condensed consolidated balance sheets. The fair value of the WFG Deferred Payment is based on historic, Company-specific attrition rates and a discount factor based on the weighted average cost of capital, both Level 3 inputs.

The total transaction costs, including legal fees, professional fees and other, incurred in connection with the WFG Asset Sale were $3.7 million.

The following table presents the assets sold in connection with the WFG Asset Sale:

Title plants	$8,806
Fixed assets	549
Other assets	122
$9,477

In accordance with ASC 350, "Intangibles - Goodwill and Other," goodwill in the Distribution reporting unit of $19.3 million was allocated to the carrying amount of the business when determining the loss on the WFG Asset Sale.

Goodwill

The Company reviews goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). We determined, after performing a qualitative review of each reporting unit as of June 30, 2023, that the fair value of each reporting unit exceeded its respective carrying value. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed.

The changes in the carrying value of goodwill, by segment, were as follows:

	Distribution	Underwriting	Total
Beginning balance, January 1, 2023	$22,867	$23,413	$46,280
Allocation to WFG Asset Sale	(19,271)	-	(19,271)
Ending balance, June 30, 2023	$3,596	$23,413	$27,009

Accumulated impairment losses to goodwill were $65.2 million as of June 30, 2023.

4.  Investments and fair value measurements

Held-to-maturity debt securities

The cost basis, fair values and gross unrealized gains and losses of our held-to-maturity debt securities are as follows:

	June 30, 2023				December 31, 2022
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate debt securities(1)	$37,869	$2	$(988)	$36,883	$61,308	$5	$(1,640)	$59,673
U.S. Treasury securities	3,526	—	(73)	3,453	24,152	—	(165)	23,987
Foreign government securities	—	—	—	—	5,003	—	(4)	4,999
Certificates of deposit	437	—	—	437	305	—	—	305
Total	$41,832	$2	$(1,061)	$40,773	$90,768	$5	$(1,809)	$88,964

(1) Includes both U.S. and foreign corporate debt securities.

The cost basis of held-to-maturity debt securities includes an adjustment for the amortization of premium or discount since the date of purchase. Held-to-maturity debt securities valued at approximately $2.7 million and $5.9 million were on deposit with various governmental authorities at June 30, 2023 and December 31, 2022, respectively, as required by law.

The change in net unrealized gains and losses on held-to-maturity debt securities for the six months ended June 30, 2023 and 2022 was $0.7 million and $(2.7) million, respectively.

Net realized gains of held-to-maturity debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.

The following table presents certain information regarding contractual maturities of our held-to-maturity debt securities:

	June 30, 2023
Maturity		% of		% of
	Amortized Cost	Total	Fair Value	Total
One year or less	$27,897	67%	$27,685	68%
After one year through five years	13,935	33%	13,088	32%
Total	$41,832	100%	$40,773	100%

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

Net unrealized losses on held-to-maturity debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	June 30, 2023			December 31, 2022
	Corporate	U.S.		Corporate	U.S.	Foreign
	debt	Treasury		debt	Treasury	government
	securities	securities	Total	securities	securities	securities	Total
Less than 12 months
Fair value	$—	$2,727	$2,727	$48,798	$19,834	$4,999	$73,631
Unrealized losses	$—	$(67)	$(67)	$(614)	$(101)	$(4)	$(719)
Greater than 12 months
Fair value	$20,576	$725	$21,301	$8,546	$4,125	$—	$12,671
Unrealized losses	$(988)	$(6)	$(994)	$(1,026)	$(64)	$—	$(1,090)
Total
Fair value	$20,576	$3,452	$24,028	$57,344	$23,959	$4,999	$86,302
Unrealized losses	$(988)	$(73)	$(1,061)	$(1,640)	$(165)	$(4)	$(1,809)

We believe that any unrealized losses on our held-to-maturity debt securities at June 30, 2023 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

Under the CECL model, the Company recognizes credit losses for its held-to-maturity debt securities by setting up an allowance which is remeasured each reporting period, with changes in the allowance recorded in the condensed consolidated statements of operations. The Company establishes an allowance for credit losses based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as credit agency ratings and payment and default history. As of June 30, 2023, credit agency ratings on our U.S. Treasury and corporate debt securities ranged from AAA through B2.

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

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2023	$440
Current-period provision (reduction) for expected credit losses	(186)
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for credit losses, June 30, 2023	$254

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2022	$399
Current-period provision (reduction) for expected credit losses	44
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for credit losses, June 30, 2022	$443

The current-period provision for expected credit losses is due to changes in portfolio composition, the maturity of certain securities, and changes in the credit ratings of certain securities.

Available-for-sale debt securities

The cost basis, fair values and gross unrealized gains and losses of our available-for-sale debt securities are as follows:

	June 30, 2023				December 31, 2022
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate debt securities(1)	$25,949	$—	$(438)	$25,511	$27,251	$—	$(363)	$26,888
U.S. Treasury securities	30,670	—	(612)	30,058	30,467	—	(544)	29,923
Foreign government securities	1,487	—	(35)	1,452	1,473	—	(30)	1,443
Total	$58,106	$—	$(1,085)	$57,021	$59,191	$—	$(937)	$58,254

(1)	Includes both U.S. and foreign corporate debt securities.

The cost basis of available-for-sale debt securities includes an adjustment for the amortization of premium or discount since the date of purchase.

The change in net unrealized gains on available-for-sale debt securities for the six months ended June 30, 2023 and 2022 was $(0.2) million and $0.3 million, respectively. Any unrealized holding gains or losses on available-for-sale debt securities as of June 30, 2023 are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ equity, net of tax, until realized.

Net realized gains on disposition of available-for-sale debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.

The following table presents certain information regarding contractual maturities of our available-for-sale debt securities:

Maturity	June 30, 2023
		% of		% of
	Amortized Cost	Total	Fair Value	Total
One year or less	$16,690	29%	$16,422	29%
After one year through five years	41,416	71%	40,599	71%
Total	$58,106	100%	$57,021	100%

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

Net unrealized losses on available-for-sale debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	June 30, 2023				December 31, 2022
	Corporate	U.S.	Foreign		Corporate	U.S.	Foreign
	debt	Treasury	government		debt	Treasury	government
	securities	securities	securities	Total	securities	securities	securities	Total
Less than 12 months
Fair value	$25,511	$30,057	$1,453	$57,021	$26,886	$29,923	$1,444	$58,253
Unrealized losses	$(438)	$(612)	$(35)	$(1,085)	$(363)	$(544)	$(30)	$(937)
Greater than 12 months
Fair value	$—	$—	$—	$—	$—	$—	$—	$—
Unrealized losses	$—	$—	$—	$—	$—	$—	$—	$—
Total
Fair value	$25,511	$30,057	$1,453	$57,021	$26,886	$29,923	$1,444	$58,253
Unrealized losses	$(438)	$(612)	$(35)	$(1,085)	$(363)	$(544)	$(30)	$(937)

We believe that any unrealized losses on our available-for-sale debt securities at June 30, 2023 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

As of June 30, 2023, the Company did not have an allowance for credit losses for available-for-sale debt securities.

Mortgage loans

The mortgage loan portfolio as of June 30, 2023 is comprised entirely of single-family residential mortgage loans. During the six months ended June 30, 2023, the Company did not purchase any new mortgage loans.

Mortgage loans, which include contractual terms to maturity of thirty years, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties. The change in the mortgage loans during the six months ended June 30, 2023 was the result of principal prepayments and maturities.

The cost and estimated fair value of mortgage loans are as follows:

	June 30, 2023		December 31, 2022
		Estimated Fair		Estimated Fair
	Cost	Value	Cost	Value
Mortgage loans	$46	$46	$297	$297
Total	$46	$46	$297	$297

Investment income

Investment income from securities consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Available-for-sale debt securities	$536	$63	$1,067	$63
Held-to-maturity debt securities	525	358	1,282	746
Mortgage loans	1	18	4	40
Other	300	6	432	125
Total	$1,362	$445	$2,785	$974

Accrued interest receivable

Accrued interest receivable from investments is included in trade and other receivables, net in the condensed consolidated balance sheets. The following table reflects the composition of accrued interest receivable for investments:

	June 30, 2023	December 31, 2022
Corporate debt securities	$633	$834
U.S. Treasury securities	224	281
Foreign government securities	5	42
Accrued interest receivable on investment securities	$862	$1,157

The Company does not recognize an allowance for credit losses for accrued interest receivable, which is recorded in the trade and other receivables line in the condensed consolidated balance sheets, because the Company writes off accrued investment income timely. The Company writes off accrued interest receivables after three months by reversing interest income.

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

	Assets
	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Held-to-maturity:
Corporate debt securities	$—	$36,883	$—	$36,883	$—	$59,673	$—	$59,673
U.S. Treasury securities	3,453	—	—	3,453	23,987	—	—	23,987
Foreign government securities	—	—	—	—	—	4,999	—	4,999
Certificate of deposits	—	437	—	437	—	305	—	305
Total held-to-maturity debt securities	$3,453	$37,320	$—	$40,773	$23,987	$64,977	$—	$88,964

Available-for-sale:
Corporate debt securities	$—	$25,511	$—	$25,511	$—	$26,888	$—	$26,888
U.S. Treasury securities	30,058	—	—	30,058	29,923	—	—	29,923
Foreign government securities	—	1,452	—	1,452	—	1,443	—	1,443
Total available-for-sale debt securities	$30,058	$26,963	$—	$57,021	$29,923	$28,331	$—	$58,254

Mortgage loans	$—	$—	$46	$46	$—	$—	$297	$297

Total	$33,511	$64,283	$46	$97,840	$53,910	$93,308	$297	$147,515

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

The Company’s liabilities in the following table are recorded at fair value on the accompanying condensed consolidated balance sheets. The following table summarizes the Company’s liabilities measured at fair value:

	Liabilities
	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Public Warrants	$230	$—	$—	$230	$230	$—	$—	$230
Private Placement Warrants	—	117	—	117	—	117	—	117
Sponsor Covered Shares	—	—	96	96	—	—	219	219
Total	$230	$117	$96	$443	$230	$117	$219	$566

The Company considers the Public Warrants to be Level 1 liabilities due to the use of an observable market quote in an active market under the ticker DOMA.WS as of June 30, 2023. For the Private Placement Warrants, the Company considers the fair value of each Private Placement Warrant to be equivalent to that of each Public Warrant, with an immaterial adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

The fair value of the Sponsor Covered Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential stock price outcomes on a daily basis over the original 10-year vesting period. The unobservable significant inputs to the valuation model were as follows:

June 30,
2023
Current stock price	$4.94
Expected volatility	65.0%
Risk-free interest rate	4.0%
Expected term (years)	8.2
Expected dividend yield	—%
Annual change in control probability	2.0%

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

Sponsor Covered Shares
Fair value as of December 31, 2022	$219
Change in fair value of Sponsor Covered Shares	(123)
Fair value as of June 30, 2023	$96

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three or six months ended June 30, 2023 and the year ended December 31, 2022. There were no transfers involving Level 3 assets or liabilities during the three or six months ended June 30, 2023 and the year ended December 31, 2022.

Cash and cash equivalents, restricted cash, trade and other receivables, prepaid expenses and other assets, accounts payable, and accrued expenses and other liabilities approximate fair value and are therefore excluded from the leveling table above. The cost basis is determined to approximate fair value due to the short term duration of these financial instruments.

5.  Revenue recognition

Disaggregation of revenue

Our revenue consists of:

			Three Months Ended		Six Months Ended
			June 30,		June 30,
			2023	2022	2023	2022
Revenue Stream	Statements of Operations Classification	Segment	Total Revenue		Total Revenue
Revenue from insurance contracts:
Direct Agents title insurance premiums	Net premiums written	Underwriting	$8,261	$19,328	$15,176	$41,741
Third-Party Agent title insurance premiums	Net premiums written	Underwriting	70,701	89,598	130,556	162,851
Total revenue from insurance contracts			$78,962	$108,926	$145,732	$204,592
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Distribution	$5,250	$10,537	$9,425	$22,368
Other title-related fees and income	Escrow, title-related and other fees	Distribution	9,375	19,476	17,070	41,925
Other title-related fees and income	Escrow, title-related and other fees	Underwriting	595	535	1,160	1,338
Other title-related fees and income	Escrow, title-related and other fees	Elimination(1)	(6,928)	(16,182)	(12,765)	(35,152)
Total revenue from contracts with customers			$8,292	$14,366	$14,890	$30,479
Other revenue:
Interest and investment income (2)	Investment, dividend and other income	Distribution	$542	$34	$1,065	$75
Interest and investment income (2)	Investment, dividend and other income	Underwriting	1,218	508	2,138	917
Realized gains and losses, net	Investment, dividend and other income	Distribution	(168)	(67)	(609)	(94)
Realized gains and losses, net	Investment, dividend and other income	Underwriting	7	(23)	5	(18)
Total other revenues			$1,599	$452	$2,599	$880
Total revenues			$88,853	$123,744	$163,221	$235,951

(1)

Premiums retained by Direct Agents are recognized as income to the Distribution segment, and expense to the Underwriting segment. Upon consolidation, the impact of these internal segment transactions is eliminated. See Note 7. Segment information for additional breakdown.

(2)	Interest and investment income consists primarily of interest payments received on held-to-maturity debt securities, available-for-sale debt securities and mortgage loans.

6.  Liability for loss and loss adjustment expenses

A summary of the changes in the liability for loss and loss adjustment expenses for the six months ending  June 30, 2023 and 2022 is as follows:

	June 30, 2023
	2023	2022
Balance at the beginning of the year	$82,070	$80,267

Provision for claims related to:
Current year	$7,582	$13,025
Prior years	2,157	(2,104)
Total provision for claims	$9,739	$10,921

Paid losses related to:
Current year	$(248)	$(1,608)
Prior years	(7,901)	(4,644)
Total paid losses	$(8,149)	$(6,252)

Balance at the end of the period	$83,660	$84,936

Provision for claims as a percentage of net written premiums	6.7%	5.3%

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

For the six months ended June 30, 2023, the prior year’s provision for claims increase of $2.2 million is due to reported loss emergence which was higher than expected, primarily from the 2016 and 2022 policy years. This was the result of a small number of more severe claims primarily reported in 2023, most of which related to underwriting related activities. Historically, we have had favorable loss experience which has resulted in a decrease in the projection of ultimate loss for past policy years. For the six months ended June 30, 2022, the provision for claims reserve release related to prior years of $2.1 million is due to reported loss emergence which was lower than expected. Most recently, our favorable loss experience resulted in a decrease in the projection of ultimate loss for policy years 2018, 2020, and 2021. The actuarial assumptions underlying the Company’s selected ultimate loss estimates place more consideration on title insurance industry benchmarks for more recent policy years. These title insurance benchmarks are based on industry long-term average loss ratios. As the Company’s claims experience matures, we refine those estimates to put more consideration to the Company’s actual claims experience. For the six months ended June 30, 2022, the Company’s actual claims experience reflects a lower loss ratio than industry benchmarks from a current positive underwriting cycle and resulted in the favorable development.

The liability for loss and loss adjustment expenses of $83.7 million and $82.1 million, as of June 30, 2023 and December 31, 2022, respectively, includes $0.3 million and $0.2 million, respectively, of reserves for the settlement of claims which the Company has deemed to be directly related to its escrow or agent related activities. The reserves for the settlement of claims related to escrow or agent related activities are not actuarially determined.

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

•

Distribution: Our Distribution segment reflects our Direct Agents operations of acquiring customer orders and providing title and escrow services for real estate closing transactions. We acquire customers through our partnerships with realtors, attorneys and non-centralized loan originators via a 53-branch footprint across seven states as of June 30, 2023 (“Local”) and our partnerships with national lenders and mortgage originators that maintain centralized lending operations representing our Doma Enterprise accounts (“Doma Enterprise”). Note that after the transactions described in Note 18 in this Quarterly Report, we will no longer have a Local retail branch footprint.

•

Underwriting: Our Underwriting segment reflects the results of our title insurance underwriting business, including policies referred through our Direct Agents and Third-Party Agents channels. The referring agents typically retain approximately 82% - 84% of the policy premiums in exchange for their services. The retention varies by state and agent.

We use adjusted gross profit as the primary profitability measure for making decisions regarding ongoing operations. Adjusted gross profit is calculated by subtracting direct costs, such as premiums retained by agents, direct labor, other direct costs, and provision for claims, from total revenue. Our chief operating decision maker evaluates the results of the aforementioned segments on a pre-tax basis. Segment adjusted gross profit excludes certain items which are included in net loss, such as depreciation and amortization, corporate and other expenses, goodwill impairment, long-lived asset impairment, change in the fair value of Warrant and Sponsor Covered Shares liabilities, interest expense, loss on sale of business, gain on sale of title plant, and income tax expense, as these items are not considered by the chief operating decision maker in evaluating the segments’ overall operating performance. Our chief operating decision maker does not review nor consider assets allocated to our segments for the purpose of assessing performance or allocating resources. Accordingly, segments’ assets are not presented.

The following table summarizes the operating results of the Company’s reportable segments:

	Three Months Ended June 30, 2023
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$78,962	$—	$78,962
Escrow, other title-related fees and other (1)	14,625	595	(6,928)	8,292
Investment, dividend and other income	374	1,225	—	1,599
Total revenue	$14,999	$80,782	$(6,928)	$88,853

Premiums retained by agents (2)	$—	$65,092	$(6,928)	$58,164
Direct labor (3)	7,045	2,886	—	9,931
Other direct costs (4)	3,551	2,609	—	6,160
Provision for claims	451	5,329	—	5,780
Adjusted gross profit	$3,952	$4,866	$—	$8,818

	Six Months Ended June 30, 2023
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$145,732	$—	$145,732
Escrow, other title-related fees and other (1)	26,495	1,160	(12,765)	14,890
Investment, dividend and other income	456	2,143	—	2,599
Total revenue	$26,951	$149,035	$(12,765)	$163,221

Premiums retained by agents (2)	$—	$120,113	$(12,765)	$107,348
Direct labor (3)	17,095	5,773	—	22,868
Other direct costs (4)	5,563	4,414	—	9,977
Provision for claims	1,251	8,488	—	9,739
Adjusted gross profit	$3,042	$10,247	$—	$13,289

	Three Months Ended June 30, 2022
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$108,926	$—	$108,926
Escrow, other title-related fees and other (1)	30,013	535	(16,182)	14,366
Investment, dividend and other income	(33)	485	—	452
Total revenue	$29,980	$109,946	$(16,182)	$123,744

Premiums retained by agents (2)	$—	$90,820	$(16,182)	$74,638
Direct labor (3)	21,091	2,799	—	23,890
Other direct costs (4)	5,374	2,642	—	8,016
Provision for claims	1,257	5,053	—	6,310
Adjusted gross profit	$2,258	$8,632	$—	$10,890

	Six Months Ended June 30, 2022
	Distribution	Underwriting	Eliminations	Consolidated total
Net premiums written	$—	$204,592	$—	$204,592
Escrow, other title-related fees and other (1)	64,293	1,338	(35,152)	30,479
Investment, dividend and other income	(19)	899	—	880
Total revenue	$64,274	$206,829	$(35,152)	$235,951

Premiums retained by agents (2)	$—	$170,392	$(35,152)	$135,240
Direct labor (3)	46,644	5,044	—	51,688
Other direct costs (4)	11,433	5,409	—	16,842
Provision for claims	1,856	9,065	—	10,921
Adjusted gross profit	$4,341	$16,919	$—	$21,260

(1)	Includes fee income from closings, escrow, title exams, ceding commission income, as well as premiums retained by Direct Agents.
(2)

This expense represents a deduction from the net premiums written for the amounts that are retained by Direct Agents and Third-Party Agents as compensation for their efforts to generate premium income for our Underwriting segment. The impact of premiums retained by our Direct Agents and the expense for reinsurance or co-insurance procured on Direct Agent sourced premiums are eliminated in consolidation.

(3)

Includes all compensation costs, including salaries, bonuses, incentive payments, and benefits, for personnel involved in the direct fulfillment of title and/or escrow services. Direct labor excludes severance costs.

(4)	Includes title examination expense, office supplies, and premium and other taxes.

The following table provides a reconciliation of the Company’s total reportable segments’ adjusted gross profit to its total loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted gross profit	$8,818	$10,890	$13,289	$21,260
Depreciation and amortization	3,071	3,747	6,146	6,983
Corporate and other expenses (1)	26,548	66,363	64,727	133,031
Long-lived asset impairment	1,290	—	1,471	—
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(108)	(5,193)	(123)	(19,093)
Interest expense	5,943	4,489	10,932	8,696
Loss on sale of business	11,591	—	11,591	—
Gain on sale of title plant	(3,825)	—	(3,825)	—
Loss before income taxes	$(35,692)	$(58,516)	$(77,630)	$(108,357)

(1)

Includes corporate and other costs not allocated to segments including corporate support function costs, such as legal, finance, human resources, technology support and certain other indirect operating expenses, such as sales and management payroll, and incentive related expenses.

As of  June 30, 2023 and  December 31, 2022 the Distribution segment had allocated goodwill of $3.6 million and $22.9 million, respectively, and the Underwriting segment had allocated goodwill of $23.4 million. There were no additions from acquisitions, impairments or adjustments to goodwill resulting from prior year acquisitions in either segment for the three and six months ended June 30, 2023. There were no additions from acquisitions, impairments or adjustments to goodwill resulting from prior year acquisitions in either segment for the three and six months ended June 30, 2022.

8.  Debt

Senior secured credit agreement

On December 31, 2020, Old Doma executed a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”), providing for a $150.0 million senior secured term loan (“Senior Debt”) that was funded by the lenders, which are affiliates of HSCM, on January 29, 2021 (“Funding Date”). The Senior Debt matures five years from the Funding Date. Under the agreement, the Senior Debt will bear interest of 11.25% per annum, 5.0% of which will be paid on a current cash basis and the remainder to accrue and be added to the outstanding principal balance. Interest shall be compounded quarterly. If at any time Old Doma (now known as States Title) is in an event of default under the Senior Debt, outstanding amounts shall bear interest at the default interest rate of 15.00%. Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 0.2 million shares of our common stock. The Senior Debt is secured by a first-priority pledge and security interest in substantially all of the assets (tangible and intangible) of our wholly owned subsidiary States Title (which represent substantially all of our assets) and any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). States Title is subject to customary affirmative, negative and financial covenants, including, among other things, minimum liquidity of $20.0 million (as of the last day of any month), minimum consolidated annual revenue of $130.0 million, limits on the incurrence of indebtedness, restrictions on asset sales outside the ordinary course of business and material acquisitions, limitations on dividends and other restricted payments. States Title was in compliance with the Senior Debt covenants as of June 30, 2023. The Senior Debt also includes customary events of default for facilities of this type and provides that, if an event of default occurs and is continuing, the Senior Debt will amortize requiring regular payments on a straight-line basis over the subsequent 24-month calendar period, but not to extend beyond the maturity date.

On May 19, 2023, Old Doma and certain subsidiaries of the Company, as guarantors, entered into the third amendment to the Senior Debt agreement (the “Third Amendment”). The Third Amendment amends certain mandatory prepayment provisions related to the disposition of assets by Old Doma or any of its subsidiaries such that Old Doma is required, within five business days following the receipt of net cash proceeds from dispositions in excess of $750,000 in any fiscal year (other than certain permitted dispositions), to repay the outstanding principal amount of term loan borrowings in an amount equal to 100% of such excess net cash proceeds received by Old Doma or any of its subsidiaries from such dispositions, unless HSCM, as agent, otherwise agrees.

The estimated fair value of the Senior Debt at June 30, 2023 was $157.7 million. No active or observable market exists for the Senior Debt and, as a result, this is a Level 3 fair value measurement. Therefore, the estimated fair value of the Senior Debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.

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

In June 2022, the Company issued stock awards to its Chief Executive Officer under the 2021 Omnibus Incentive Plan that vest upon the satisfaction of a time-based service condition and a market condition (“market-based awards”). Both the service and the market condition must be satisfied for the award to vest. The market condition of the awards is based on the 90-day volume weighted average price of the common stock of the Company reaching a price hurdle of $125.00, $187.50, and $250.00 during a performance period of 4 years. The maximum number of shares that can be earned under the market-based awards is 97,413 shares, with one-third of the total award allocated to each identified average price threshold. The time-based service condition in the market-based awards is satisfied quarterly over sixteen quarters of continuous employment, such that the service condition included in the market-based awards will be fully satisfied on the fourth anniversary of their award date. The Company recognizes compensation expense related to the market-based awards using the accelerated attribution method over the requisite service period.

In May 2023, the compensation committee of the Company's board of directors approved modifications to the vesting conditions and exercise periods of outstanding equity compensation awards held by certain of the Company's then-current employees who became employees of WFG in the WFG Asset Sale. These modifications became effective upon acceptance of employment with WFG. Pursuant to such modifications, the options and RSUs held by WFG employees vest on May 20, 2024; provided that employment with WFG does not terminate prior to such date. These modified awards vest based on conditions that are not classified as a service, market or performance condition, and as a result, such awards are classified as a liability. In accordance with ASC 718, "Compensation - Stock Compensation," stock-based compensation expense of $2.2 million previously incurred on the original awards was reversed in the personnel costs line in the consolidated statements of operations in the second quarter of 2023, and the Company recorded a liability of $0.2 million for the fair value of the modified awards in the accrued expenses and other liabilities line in the condensed consolidated balance sheet as of June 30, 2023.

For the three months ended June 30, 2022, a decrease in stock-based compensation expense of $3.0 million was recognized due to changes in the estimated probability of the financial metrics associated with certain PRSUs.

Stock-based compensation expense for the three months ended June 30, 2023 and 2022 was $1.3 million and $8.3 million, respectively. Stock-based compensation expense for the six months ended June 30, 2023 and 2022 was $7.0 million and $19.7 million, respectively.

Stock options (ISO and NSO)

During the six months ended June 30, 2023, the Company had the following stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Life	Intrinsic
	Stock Options	Price ($)	(In years)	Value ($)

Outstanding as of December 31, 2022	703,422	$14.46	6.74	$191
Granted	—	—	—
Exercised	(17,774)	13.41	0.51
Cancelled or forfeited	(199,108)	14.46	1.59
Outstanding as of June 30, 2023	486,540	$14.50	5.73	$60

Options exercisable as of June 30, 2023	448,186	$14.23	5.60	$60

As of June 30, 2023, there was $3.9 million of stock-based compensation expense that had yet to be recognized related to nonvested stock option grants.

RSAs, RSUs and PRSUs

During the six months ended June 30, 2023, the Company had the following non-vested RSA, RSU and PRSU activity:

	Number of	Average
	RSAs, RSUs	Grant Date
	and PRSUs	Fair Value ($)
Non-vested at December 31, 2022	1,619,222	$44.19
Granted	312,716	10.81
Vested	(244,412)	56.30
Adjustment for PRSUs expected to vest	—	—
Cancelled or Forfeited	(365,080)	60.45
Non-vested at June 30, 2023	1,322,446	$29.57

As of June 30, 2023, there was $36.1 million of stock-based compensation expense that had yet to be recognized related to nonvested RSAs, RSUs and PRSUs.

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

Stock price at issuance	$23.00
Expected volatility	75.0%
Risk-free interest rate	3.14%
Expected term	3.9
Expected dividend yield	—%

During the six months ended June 30, 2023, the Company had the following non-vested market-based award activity:

	Number of	Average
	Market-based	Grant Date
	awards	Fair Value ($)
Non-vested at December 31, 2022	97,413	$7.92
Granted	—	—
Vested	—	—
Cancelled or Forfeited	—	—
Non-vested at June 30, 2023	97,413	$7.92

As of June 30, 2023, there was $0.5 million of stock-based compensation expense that had yet to be recognized related to nonvested market-based awards.

10.  Earnings per share

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to Doma Holdings, Inc.	$(35,877)	$(58,652)	$(78,000)	$(108,678)

Denominator
Weighted-average common shares – basic and diluted	13,324,215	12,994,869	13,259,894	12,975,354

Net loss per share attributable to stockholders
Basic and diluted	$(2.69)	$(4.51)	$(5.88)	$(8.38)

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

	As of June 30,
	2023	2022
Outstanding stock options	486,540	825,096
Warrants for common and preferred stock	693,333	720,910
RSA’s, RSU’s and PRSU’s	1,322,446	1,731,217
Market-based awards	97,413	97,413
Sponsor Covered Shares and Seller Earnout Shares	702,787	713,051
Total antidilutive securities	3,302,519	4,087,687

11.  Related party transactions

Equity held by Lennar

In connection with the North American Title Acquisition, subsidiaries of Lennar were granted equity in the Company. As of June 30, 2023, Lennar, through its subsidiaries, held 24.6% of the Company on a fully diluted basis.

Transactions with Lennar

In the routine course of its business, Doma Title Insurance, Inc. (“DTI”) underwrites title insurance policies for a subsidiary of Lennar. The Company recorded the following revenues and premiums retained by Third-Party Agents from these transactions, which are included within our Underwriting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$33,508	$33,663	$63,486	$61,331
Premiums retained by Third-Party Agents	27,106	27,150	51,201	49,610

	June 30, 2023	December 31, 2022
Net receivables	$3,183	$4,175

These amounts are included in trade and other receivables, net in the Company’s condensed consolidated balance sheets.

On April 27, 2023, the Company entered into a sublease agreement with Lennar. The sublease with Lennar will commence on September 1, 2023 and end on September 30, 2026. The total sublease income over the term of the agreement is expected to be $0.2 million.

12.  Commitments and contingencies

Legal matters

The Company is subject to claims and litigation matters in the ordinary course of business. Management does not believe the resolution of any such matters will have a materially adverse effect on the Company’s financial position or results of operations.

Commitments and other contingencies

The Company also administers escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. These escrow deposits amounted to $67.0 million and $77.4 million at June 30, 2023 and December 31, 2022, respectively. Such deposits are not reflected in the condensed consolidated balance sheets, but the Company could be contingently liable for them under certain circumstances (for example, if the Company disposes of escrowed assets). Such contingent liabilities have not materially impacted the results of operations or financial condition to date and are not expected to do so in the future.

See Note 17 in our condensed consolidated financial statements for information on our operating lease obligations.

13.  Accrued expenses and other liabilities

Accrued expenses and other liabilities include the following:

	June 30,	December 31,
	2023	2022
Employee benefits	$4,415	$7,140
Severance	662	5,749
Contract terminations	3,219	5,248
Premium taxes	1,341	3,862
Employee compensation	3,769	3,380
Other	6,072	3,513
Total accrued expenses and other liabilities	$19,478	$28,892

Workforce reduction plans

In 2022, the Company executed three separate workforce reduction plans (collectively, the “Reduction Plans”) to reduce costs, improve Local branch-level profitability, and focus resources on its instant underwriting capabilities. The Reduction Plans during 2022 included the elimination of approximately 1,076 positions across the Company, or approximately 52% of the Company’s workforce as of December 31, 2022. The Company's execution of the Reduction Plans, including cash payments, is expected to be substantially complete as of September 30, 2023.

Liabilities associated with the Reduction Plans are included in accrued expenses and other liabilities in the condensed consolidated balance sheet as of June 30, 2023.

The following table summarizes activity related to the liabilities associated with the Reduction Plans:

Total
Balance as of January 1, 2023	$5,749
Charges incurred (1)	8,087
Payments and other adjustments	(13,174)
Balance as of June 30, 2023	$662

(1)	Charges incurred include interim salary for employees with known departure dates, employee benefits, severance, payroll taxes and related facilitation costs offset by forfeitures of bonus.

In the three and six months ended June 30, 2023, forfeited stock-based compensation associated with the Reduction Plans was $1.5 million and $2.3 million, respectively. The charges incurred and forfeited stock-based compensation associated with the Reduction Plans primarily relate to the Company’s Distribution reportable segment.

Contract terminations

Associated with the Company’s Reduction Plans and vendor management initiatives during the year ended December 31, 2022, the Company recorded $5.2 million in accelerated contract charges related to contracts that will continue to be incurred for the contracts’ remaining terms without economic benefit to the Company. These contract termination charges were recorded in other operating expenses in the consolidated statements of operations. There were no accelerated contract charges recorded during the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, total accrued liabilities related to these accelerated contract charges were $3.2 million.

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

For the three months ended June 30, 2023 and 2022, the Company made contributions for the benefit of employees of $0.5 million and $1.1 million, respectively, to the Retirement Savings Plan. For the six months ended June 30, 2023 and 2022, the Company made contributions for the benefit of employees of $1.2 million and $2.3 million, respectively, to the Retirement Savings Plan.

15.  Research and development

For the three and six months ended June 30, 2023 and 2022, the Company recorded the following related to research and development expenses and capitalized internally developed software costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses incurred	$2,127	$5,485	$3,354	$11,088
Capitalized internally developed software costs	2,077	8,858	4,736	17,210
Research and development spend, inclusive of capitalized internally developed software cost	$4,204	$14,343	$8,090	$28,298

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

16.  Warrant liabilities

As a result of the Business Combination, the Company assumed, as of the Closing Date, Public Warrants to purchase an aggregate of 460,000 shares of our common stock and Private Placement Warrants to purchase an aggregate of 233,333 shares of our common stock. Twenty five whole warrants entitle the holder to purchase one share of common stock at a price of $287.50.

The Warrants became exercisable commencing on December 4, 2021, which is one year from the closing of the initial public offering of Capitol; provided, that we maintain an effective registration statement under the Securities Act of 1934, as amended (the “Securities Act”), covering our common stock.

Redemption of Public Warrants when the price per share of our common stock equals or exceeds $450.00

The Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder; and

•

if, and only if, the last reported sale price of our common stock equals or exceeds $450.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of common stock and equity-linked securities as described above) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the Public Warrant holders.

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

Redemption of Public Warrants when the price per share of our common stock equals or exceeds $250.00

The Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•

at $0.10 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their Public Warrants prior to redemption and receive a number of shares based on the redemption date and the “fair market value” of common stock except as otherwise described below;

•

if, and only if, the last reported sale price of our common stock equals or exceeds $250.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like and for certain issuances of common stock and equity-linked securities as described above) on the trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders; and

•

if, and only if, the last reported sale price of common stock is less than $450.00 per share (as adjusted for stock for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of common stock and equity-linked securities), the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

Beginning on the date the notice of redemption is given until the Public Warrants are redeemed or exercised, holders may elect to exercise their Public Warrants on a cashless basis. The “fair market value” of our common stock will mean the volume-weighted average price of our common stock for the ten trading days immediately following the date on which the notice of redemption is sent to the holders of Public Warrants. In no event will the Public Warrants be exercisable in connection with this redemption feature for more than 0.014 shares of common stock per Public Warrant (subject to adjustment).

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

On September 3, 2021, the Company filed a Registration Statement on Form S-1 (No. 333-258942), as amended, with the SEC (which was declared effective on September 8, 2021; and the Company subsequently filed a post-effective amendment thereto, which was declared effective on March 30, 2022), which related to, among other things, the issuance of an aggregate of up to 693,333 shares of common stock issuable upon the exercise of the Warrants. As of June 30, 2023 and December 31, 2022, the aggregate values of the Public Warrants were $0.2 million representing Public Warrants outstanding to purchase 460,000 shares of our common stock. As of June 30, 2023 and December 31, 2022, the aggregate values of the Private Warrants were $0.1 million representing Private Warrants outstanding to purchase 233,333 shares of our common stock. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrants and Sponsor Covered Shares liabilities in the condensed consolidated statements of operations.

17. Leases

The Company has operating leases consisting of office space and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of June 30, 2023, we have leases with remaining terms of 30 days to 6.3 years, some of which may include no options for renewal and others with options to extend the lease terms from 1 year to 5 years. The components of our operating leases were as follows:

	Six Months Ended June 30,
	2023	2022
Components of lease expense:
Operating lease expense	$4,140	$6,021
Less sublease income	(124)	(161)
Net lease expense	4,016	5,860

Cash flow information related to leases:
Operating cash outflow from operating leases during the six months ended June 30, 2023 and 2022	$5,445	$5,384

	June 30, 2023	June 30, 2022
Right-of-use assets obtained during the six months ended June 30, 2023 and 2022 in exchange for new operating lease liabilities	$894	7,961
Weighted average remaining lease term (years)	3.87	4.41
Weighted average discount rate	10%	10%

Maturities of lease liabilities:	June 30, 2023
2023	$4,098
2024	7,411
2025	5,738
2026	4,530
2027	3,160
Thereafter	1,304
Total lease payments	26,241
Less imputed interest	(4,501)
Lease liabilities	$21,740

During the three months ended June 30, 2023, the Company recorded a $0.6 million impairment on its operating lease right-of-use assets due to vacating locations as a result of a smaller workforce. The right-of-use asset impairments were recorded in long-lived asset impairment in the consolidated statements of operations. The right-of-use asset impairments were determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the right-of-use asset was based on the estimated sublease income taking into consideration the time period it will take to obtain a sublessor, the uncertainty of obtaining a sublessor, vacancy rates in the associated market, and the sublease rate. The right-of-use asset impairments relate to our Distribution segment. There were no impairments of operating lease right-of-use assets during the three months ended June 30, 2022.

18.  Subsequent events

Local Retail Branch Sales

In separate transactions, on July 14, 2023, the Company entered into and closed asset purchase agreements to sell certain assets used in or related to the Company’s title insurance agency business operated through retail title offices located in the Midwest and Texas to Hamilton National Title LLC d/b/a Near North Title Group and Capital Title of Texas, LLC, respectively. Additionally, on July 28, 2023, the Company closed an asset purchase agreement to sell certain assets used in or related to the Company’s title insurance agency business operated through retail title offices located in Florida to Hamilton National Title LLC d/b/a Near North Title Group. Due to the proximity of the closing date of these transactions to the date of this filing, the initial accounting for these transactions is incomplete, pending identification of the assets and liabilities sold and measurement of the fair value of the consideration received; however, the Company does not expect to record a material aggregate gain or loss as a result of these transactions. With the execution of these agreements, the Company will no longer have operations related to our previous Local retail branch footprint.

The Company determined that the execution of these agreements, in combination with the WFG Asset Sale discussed in Note 3 to the condensed consolidated financial statements, represented a strategic shift that had a major effect on the Company’s operations and financial results, which will trigger discontinued operations presentation, in accordance with ASC 205-20-45, for the Company's Local component within its Distribution segment beginning for the Quarterly Report on Form 10-Q for the quarter ending September 30, 2023.

2023 Workforce Reduction

On August 2, 2023, the Company committed to a workforce reduction plan (the “2023 Reduction”) to improve cost efficiency and focus on our instant underwriting technology.

The 2023 Reduction includes the elimination of approximately 70 positions across the Company, or approximately 17% of the Company’s current workforce. The Company estimates that it will incur approximately $0.7 million in charges in connection with the 2023 Reduction, including cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs offset by forfeitures of bonus and stock-based compensation. The Company expects the execution of the 2023 Reduction, including cash payments, will be substantially complete by December 31, 2023.

August RSU Grant

On August 3, 2023, the compensation committee of the board of directors of the Company granted RSUs totaling approximately 1.0 million shares. The RSUs are subject to time-based vesting, with 50% of the RSUs vesting on the six-month anniversary of the award date, and the remainder vest in four consecutive, equal, quarterly installments such that the award is fully vested on the 18-month anniversary of the award date; provided the awardee is continuously employed through such date as applicable. The RSUs are measured at fair market value on the date of the grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Doma should be read together with the unaudited condensed consolidated financial statements as of June 30, 2023 and 2022 and for the three and six months ended June 30, 2023 and 2022, together with the related notes thereto, contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as the audited consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020, together with related notes thereto, contained in our annual report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties and should be read in conjunction with the disclosures and information contained in “Cautionary Note Regarding Forward-Looking Statements” in the Annual Report. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A “Risk Factors” or in other parts of the Annual Report. Certain amounts may not foot due to rounding. All forward-looking statements in this Quarterly Report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

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

Our Distribution segment reflects the sale of our products and services, other than underwriting and insurance services reflected in our Underwriting segment, that we provide through our captive title agents and agencies (“Direct Agents”). We market our products and services through two channels to appeal to our referral partners and ultimately reach our customers, the individuals purchasing a new home or refinancing their existing mortgage:

•

Doma Enterprise – we target partnerships with national lenders and mortgage originators that maintain centralized lending operations. Once a partnership has been established, we integrate our Doma Intelligence platform with the partner’s production systems, to enable frictionless order origination and fulfillment. Substantially all Doma Enterprise orders are underwritten by Doma.

•

Local Markets (“Local”) – we target partnerships with realtors, attorneys and non-centralized loan originators via a 53-branch footprint across seven states as of June 30, 2023. For the quarter ended June 30, 2023, approximately 90% of our lender and owner policies from our Local channel were underwritten by Doma, while the remaining share was underwritten by third-party underwriters. Note that after the transactions described in Note 18 in this Quarterly Report, we will no longer have a Local retail branch footprint.

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

Our expenses generally consist of direct fulfillment expenses related to closing a transaction and insuring the risk, customer acquisition costs related to acquiring new business, and other operating expenses as described below:

•

Direct fulfillment expenses – comprised of direct labor and direct non-labor expenses. Direct labor expenses refer to payroll costs associated with employees who directly contribute to the opening and closing of an order. Some examples of direct labor expenses include title and escrow services, closing services, underwriting and customer service. Direct non-labor expenses refer to non-payroll expenses that are closely linked with order volume, such as provision for claims, title examination expense, office supplies, and premium and other related taxes.

•

Customer acquisition costs – this category is comprised of sales payroll, sales commissions, customer success payroll, sales-related travel and entertainment, and an allocated portion of corporate marketing.

•

Other operating expenses – all other expenses that do not directly contribute to the fulfillment or acquisition of an order or policy are considered other operating expenses. This category is predominately comprised of research and development costs, corporate support expenses, occupancy, and other general and administrative expenses.

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

Basis of Presentation

We report results for our two operating segments:

•

Distribution – our Distribution segment reflects our Direct Agents operations of acquiring customer orders and providing title and escrow services for real estate closing transactions. We acquire customers through our Local and Doma Enterprise customer referral channels.

•

Underwriting – our Underwriting segment reflects the results of our title insurance underwriting business, including policies referred through our Direct Agents and Third-Party Agents channels. The referring agents retain approximately 82% - 84% of the policy premiums in exchange for their services. The retention rate varies by state and agent.

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

West Coast Local Retail Branch Sale

On May 19, 2023, Doma Title of California, Inc. (the “Seller”) and Doma Corporate LLC, both subsidiaries of the Company, entered into and closed an asset purchase agreement (the “WFG Asset Purchase Agreement”) with Williston Financial Group LLC (“WFG”). Pursuant to the terms and subject to the conditions set forth in the WFG Asset Purchase Agreement, the Seller agreed to sell to WFG certain assets used in or related to the Company’s title insurance agency business operated through retail title offices located in the State of California (the “WFG Asset Sale”) for an aggregate purchase price of up to $24.5 million, subject to certain adjustments set forth in the WFG Asset Purchase Agreement. The gross purchase price for the WFG Asset Sale consists of $10.5 million paid by WFG to the Seller on May 19, 2023 (the “WFG Sale Closing Date”) and a deferred payment of up to $14.0 million payable by WFG to the Seller within 30 days after the 12-month anniversary of the WFG Sale Closing Date ("WFG Deferred Payment"). The amount of the WFG Deferred Payment is subject to an earnout based on the retention of specified employees hired by WFG or an affiliate of WFG after the WFG Sale Closing Date. The sale includes 22 retail title locations and operations centers in the Northern and Central California regions and 123 total employees. On the WFG Sale Closing Date, the Seller and a WFG affiliate, WFG National Title Insurance Company, entered into a customary transition services agreement. Refer to Note 3 to the condensed consolidated financial statements for additional details on the WFG Asset Sale.

GAAP Revenue and Gross Profit for the branches being sold were $37 million and $16 million, respectively, for the twelve-months ended December 31, 2022. The gross purchase price related to the WFG Asset Sale contemplated the sold branches' historical results, the purchased assets, and the interest rate environment as of the WFG Sale Closing Date. As a result of the WFG Asset Sale, Doma expects expense savings in corporate support and administrative expenses related to its remaining local retail title branches.

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

Through 2023, to combat inflation, the Federal Reserve raised the benchmark interest rate by a total of 100 basis points. Average interest rates for a 30-year fixed rate mortgage rose to 6.71% as of June 2023 as compared to 5.52% for the corresponding period of 2022. As interest rates rise, the outlook on refinance transactions continues to decline.

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

Reverse stock split

On June 29, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation (the “Charter Amendment”) to effect a 1-for-25 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) and a corresponding adjustment to its authorized capital stock, effective as of 11:59 p.m. Eastern Daylight Time on June 29, 2023 (the “Effective Time”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

As a result of the Reverse Stock Split, every 25 shares of the Company’s issued and outstanding common stock were automatically converted into one share of issued and outstanding common stock. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of common stock were entitled to receive cash in an amount equal to the product obtained by multiplying (a) the closing price per share of the common stock as reported on the New York Stock Exchange as of the first trading day following the Effective Time, by (b) the fraction of one share owned by the stockholder.

Proportionate adjustments were made to the number of shares issuable upon the exercise or vesting of all stock options, restricted stock awards, restricted stock units, performance restricted stock units or market-based awards (the “Stock-Based Awards”) and warrants outstanding at the Effective Time, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such Stock-Based Awards and warrants. In the case of stock options and warrants, proportionate adjustments also included a proportional increase in the exercise price of such stock options and warrants. In addition, the number of shares reserved for issuance under the Company’s 2021 Omnibus Incentive Plan were proportionately reduced.

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

The following table presents our key operating and financial indicators, as well as the relevant generally accepted accounting principles (“GAAP”) measures, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except for open and closed order numbers)
Key operating data:
Opened orders	8,368	25,231	18,308	60,423
Closed orders	7,036	18,799	13,316	46,146
GAAP financial data:
Revenue (1)	$88,853	$123,744	$163,221	$235,951
Gross profit (2)	$5,747	$7,143	$7,143	$14,277
Net loss	$(35,877)	$(58,652)	$(78,000)	$(108,678)
Non-GAAP financial data (3):
Retained premiums and fees	$30,689	$49,106	$55,873	$100,711
Adjusted gross profit	$8,818	$10,890	$13,289	$21,260
Ratio of adjusted gross profit to retained premiums and fees	29%	22%	24%	21%
Adjusted EBITDA	$(13,707)	$(43,390)	$(35,298)	$(88,295)

(1)

Revenue is comprised of (i) net premiums written, (ii) escrow, other title-related fees and other, and (iii) investment, dividend and other income. Net loss is made up of the components of revenue and expenses. For more information about measures appearing in our consolidated income statements, refer to “—Key Components of Revenue and Expenses—Revenue” below.

(2)

Gross profit, calculated in accordance with GAAP, is calculated as total revenue, minus premiums retained by Third-Party Agents, direct labor expense (including mainly personnel expense for certain employees involved in the direct fulfillment of policies) and direct non-labor expense (including mainly title examination expense, provision for claims, and depreciation and amortization). In our consolidated income statements, depreciation and amortization is recorded under the “other operating expenses” caption.

(3)

Retained premiums and fees, adjusted gross profit and adjusted EBITDA are non-GAAP financial measures. Refer to “—Non-GAAP Financial Measures” below for additional information and reconciliations of these measures to the most closely comparable GAAP financial measures.

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

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before interest, income taxes and depreciation and amortization, and further adjusted to exclude the impact of stock-based compensation, severance and interim salary costs, goodwill impairment, long-lived asset impairment, the change in fair value of Warrant and Sponsor Covered Shares liabilities, loss on sale of business, and gain on sale of title plant. See “—Non-GAAP Financial Measures” below for a reconciliation of our adjusted EBITDA to net loss, the most closely comparable GAAP measure and additional information about the limitations of our non-GAAP measures.

We review adjusted EBITDA as an important measure of our recurring and underlying financial performance, and believe it is useful to investors for the same reason.

Key Components of Revenues and Expenses

Revenues

Net premiums written

We generate net premiums by underwriting title insurance policies and recognize premiums in full upon the closing of the underlying transaction. For some of our Third-Party Agents, we also accrue premium revenue for title insurance policies we estimate to have been issued in the current period but reported to us by the Third-Party Agent in a subsequent period. See “—Critical Accounting Policies and Estimates— Accrued net premiums written from Third-Party Agent referrals” below for further explanation of this accrual. For the three and six months ended June 30, 2023 and 2022, the average time lag between the issuing of these policies by our Third-Party Agents and the reporting of these policies or premiums to us has been approximately three months. Net premiums written is inclusive of the portion of premiums retained by Third-Party Agents, which is recorded as an expense, as described below.

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

Long-lived asset impairment

Long-lived asset impairment consists of non-cash impairment charges relating to operating lease right-of-use assets and other fixed assets. We review these long-lived assets if events or changes in circumstances indicate that an impairment may exist. If the carrying value of these assets exceeds its fair value, an impairment loss equal to the excess is recorded.

Gain on sale of title plant

Gain on sale of title plant consists of the fair value of the consideration received, less costs to sell, in excess of the carrying amount of the sold title plant.

Change in fair value of Warrant and Sponsor Covered Shares liabilities

Change in fair value of Warrant and Sponsor Covered Shares liabilities consists of unrealized gains and losses as a result of recording our Warrants and Sponsor Covered Shares to fair value at the end of each reporting period.

Loss on sale of business

Loss on sale of business consists of the excess carrying amount of the sold business’s assets and liabilities over the fair value of any consideration received less costs to sell.

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

Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022

The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$78,962	$108,926	$(29,964)	(28)%
Escrow, other title-related fees and other	8,292	14,366	(6,074)	(42)%
Investment, dividend and other income	1,599	452	1,147	254%
Total revenues	$88,853	$123,744	$(34,891)	(28)%
Expenses:
Premiums retained by Third-Party Agents	$58,164	$74,638	$(16,474)	(22)%
Title examination expense	4,164	5,146	(982)	(19)%
Provision for claims	5,780	6,310	(530)	(8)%
Personnel costs	27,622	73,233	(45,611)	(62)%
Other operating expenses	13,924	23,637	(9,713)	(41)%
Long-lived asset impairment	1,290	—	1,290	*
Gain on sale of title plant	(3,825)	—	(3,825)	*
Total operating expenses	$107,119	$182,964	$(75,845)	(41)%

Loss from operations	(18,266)	(59,220)	40,954	(69)%

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	108	5,193	(5,085)	(98)%
Interest expense	(5,943)	(4,489)	(1,454)	32%
Loss on sale of business	(11,591)	—	(11,591)	*
Loss before income taxes	(35,692)	(58,516)	22,824	(39)%

Income tax expense	(185)	(136)	(49)	36%
Net loss	$(35,877)	$(58,652)	$22,775	(39)%

* = Not presented as prior period amount is zero

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$145,732	$204,592	$(58,860)	(29)%
Escrow, other title-related fees and other	14,890	30,479	(15,589)	(51)%
Investment, dividend and other income	2,599	880	1,719	195%
Total revenues	$163,221	$235,951	$(72,730)	(31)%
Expenses:
Premiums retained by Third-Party Agents	$107,348	$135,240	$(27,892)	(21)%
Title examination expense	6,164	11,127	(4,963)	(45)%
Provision for claims	9,739	10,921	(1,182)	(11)%
Personnel costs	68,191	151,026	(82,835)	(55)%
Other operating expenses	29,363	46,391	(17,028)	(37)%
Long-lived asset impairment	1,471	—	1,471	*
Gain on sale of title plant	(3,825)	—	(3,825)	*
Total operating expenses	$218,451	$354,705	$(136,254)	(38)%

Loss from operations	(55,230)	(118,754)	63,524	(53)%

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	123	19,093	(18,970)	(99)%
Interest expense	(10,932)	(8,696)	(2,236)	26%
Loss on sale of business	(11,591)	—	(11,591)	*
Loss before income taxes	(77,630)	(108,357)	30,727	(28)%

Income tax expense	(370)	(321)	(49)	15%
Net loss	$(78,000)	$(108,678)	$30,678	(28)%

* = Not presented as prior period amount is zero

Revenue

Net premiums written. Net premiums written decreased by $30.0 million, or 28%, in the three months ended June 30, 2023 compared to the same period in the prior year, driven by a 57% decrease in premiums from our Direct Agents channel and a 21% decrease in premiums from our Third-Party Agents channel. Net premiums written decreased by $58.9 million, or 29%, in the six months ended June 30, 2023 compared to the same period in the prior year, driven by a 64% decrease in premiums from our Direct Agents channel and a 20% decrease in premiums from our Third-Party Agents channel.

For the three and six months ended June 30, 2023, Direct Agents premium decline was driven by closed order decline of 63% and 71%, respectively. For the three and six months ended June 30, 2022, the decrease in premiums from our Third-Party Agents channel was driven by an overall decrease in market activity, specifically in the refinance market, resulting from the rising interest rate environment, partially offset by an increase in premiums associated with new home buildings that closed during the periods.

Escrow, other title-related fees and other. Escrow, other title-related fees and other decreased $6.1 million, or 42%, in the three months ended June 30, 2023 compared to the same period in the prior year, driven by the corresponding closed order decline of 63%. The decline in closed order activity was partially offset by higher average escrow fees per direct order of 54% during the same period resulting from a higher mix of purchase orders. Escrow, other title-related fees and other decreased $15.6 million, or 51%, in the six months ended June 30, 2023 compared to the same period in the prior year, driven by the corresponding closed order decline of 71%. The decline in closed order activity was partially offset by higher average escrow fees per order of 69% during the same period resulting from a higher mix of purchase orders.

Investment, dividend and other income. Investment, dividend and other income increased $1.1 million, or 254%, and $1.7 million, or 195%, in the three and six months ended June 30, 2022, respectively, compared to the same period in the prior year, primarily due to a larger invested asset base and the higher interest rate environment creating higher returns on invested assets.

Expenses

Premiums retained by Third-Party Agents. Premiums retained by Third-Party Agents decreased by $16.5 million, or 22%, in the three months ended June 30, 2023 and by $27.9 million, or 21% for the six months ended June 30, 2023 compared to the same period in the prior year. These movements were driven principally by decreases in premium in our Third-Party Agents channel. There was no material change in the average commissions paid to our Third-Party Agents.

Title examination expense. Title examination expense decreased by $1.0 million, or 19%, and by $5.0 million, or 45%, in the three and six months ended June 30, 2022, respectively, compared to the same period in the prior year, due to the corresponding declines in order volumes and escrow, other title-related fees and other revenue.

Provision for claims. Provision for claims decreased by $0.5 million, or 8%, in the three months ended June 30, 2023 compared to the same period in the prior year, primarily due to a reduction in the provision for claims related to the current year due to the corresponding decrease in premiums written. This was offset by an increase in reserve development for claims incurred from prior period business. For the three months ended June 30, 2023, reserve increases related to prior period policies were $1.1 million compared to reserve releases of $1.1 million for the corresponding period in the prior year. The provision for claims, expressed as a percentage of net premiums written, was 7.3% and 5.8% for the three months ended June 30, 2023 and 2022, respectively.

Provision for claims decreased by $1.2 million, or 11%, in the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to a reduction in the provision for claims related to the current year due to the corresponding decrease in premiums written. This was offset by an increase in reserve development for claims incurred from prior period business. For the six months ended June 30, 2023, reserve increases related to prior period policies were $2.2 million compared to reserve releases of $2.1 million for the corresponding period in the prior year. The provision for claims, expressed as a percentage of net premiums written, was 6.7% and 5.3% for the six months ended June 30, 2023 and 2022, respectively.

Personnel costs. Personnel costs decreased by $45.6 million, or 62%, in the three months ended June 30, 2023 and by $82.8 million, or 55%, in the six months ended June 30, 2023 compared to the same period in the prior year, due to decreases in direct and indirect labor, corporate support and customer acquisition expenses from previously disclosed workforce reduction plans and the overall declines in revenue. The Company’s personnel costs benefited during the quarter as a result of the workforce reduction plans.

Other operating expenses. Other operating expenses decreased by $9.7 million, or 41%, in the three months ended June 30, 2023 and by $17.0 million, or 37%, in the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to corresponding decreases in personnel and revenues. The Company requires less operating expenses to support the lower revenue volume and personnel footprint. Declines in outside professional service fees, occupancy, IT hardware and software, travel and entertainment, and premium taxes resulting from the overall reduction in revenue and personnel all drove the decline in operating expenses.

Long-lived asset impairment. Long-lived asset impairment increased by $1.3 million and $1.5 million in the three months and six months ended June 30, 2023, respectively, compared to the same period in the prior year, due to impairment of our operating lease right-of-use assets and related fixed assets related to vacating locations as a result of a smaller workforce.

Gain on sale of title plant. Gain on sale of title plant increased by $3.8 million in the three months and six months ended June 30, 2023 compared to the same period in the prior year, due to the fair value of the consideration received, less costs to sell, in excess of the carrying amount of the sold title plant in Texas.

Change in fair value of Warrant and Sponsor Covered Shares liabilities. The change in fair value of Warrant and Sponsor Covered Shares liabilities (as defined in Note 3) decreased by $5.1 million in the three months ended June 30, 2023 and by $19.0 million in the six months ended June 30, 2023 compared to the same period in the prior year, due to changes in the inputs to the valuation of the liabilities, primarily the Company’s declining stock price. In 2022, the change in fair value of Warrant and Sponsor Covered Shares liabilities was a benefit resulting from a decline in the stock price during that period. The change in fair value of Warrant and Sponsor Covered Shares liabilities was a smaller benefit in the three and six months ended June 30, 2022 due to the Company’s relatively lower stock price.

Interest expense. Interest expense increased by $1.5, or 32%, in the three months ended June 30, 2023 and by $2.2 million, or 26%, in the six months ended June 30, 2023 compared to the same period in the prior year, due to a higher amount of debt outstanding, which is a result of the paid in kind interest expense on the $150.0 million Senior Debt facility that was funded during the first quarter of 2021.

Loss on sale of business. Loss on sale of business increased by $11.6 million in the three months ended June 30, 2023 and in the six months ended June 30, 2023 compared to the same periods in the prior year, due to the excess carrying amount of the sold business’s assets and liabilities in the WFG Asset Sale, as defined and further described in Note 3, over the fair value of the consideration received.

Supplemental Segment Results Discussion – Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022

The following table sets forth a summary of the results of operations for our Distribution and Underwriting segments for the years indicated. See “—Basis of Presentation” above.

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Distribution	Underwriting	Eliminations	Consolidated	Distribution	Underwriting	Eliminations	Consolidated
	(in thousands)
Net premiums written	$—	$78,962	$—	$78,962	$—	$108,926	$—	$108,926
Escrow, other title-related fees and other (1)	14,625	595	(6,928)	8,292	30,013	535	(16,182)	14,366
Investment, dividend and other income	374	1,225	—	1,599	(33)	485	—	452
Total revenue	$14,999	$80,782	$(6,928)	$88,853	$29,980	$109,946	$(16,182)	$123,744
Premiums retained by agents (2)	—	65,092	(6,928)	58,164	—	90,820	(16,182)	74,638
Direct labor (3)	7,045	2,886	—	9,931	21,091	2,799	—	23,890
Other direct costs (4)	3,551	2,609	—	6,160	5,374	2,642	—	8,016
Provision for claims	451	5,329	—	5,780	1,257	5,053	—	6,310
Adjusted gross profit (5)	$3,952	$4,866	$—	$8,818	$2,258	$8,632	$—	$10,890

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Distribution	Underwriting	Eliminations	Consolidated	Distribution	Underwriting	Eliminations	Consolidated
	(in thousands)
Net premiums written	$—	$145,732	$—	$145,732	$—	$204,592	$—	$204,592
Escrow, other title-related fees and other (1)	26,495	1,160	(12,765)	14,890	64,293	1,338	(35,152)	30,479
Investment, dividend and other income	456	2,143	—	2,599	(19)	899	—	880
Total revenue	$26,951	$149,035	$(12,765)	$163,221	$64,274	$206,829	$(35,152)	$235,951
Premiums retained by agents (2)	—	120,113	(12,765)	107,348	—	170,392	(35,152)	135,240
Direct labor (3)	17,095	5,773	—	22,868	46,644	5,044	—	51,688
Other direct costs (4)	5,563	4,414	—	9,977	11,433	5,409	—	16,842
Provision for claims	1,251	8,488	—	9,739	1,856	9,065	—	10,921
Adjusted gross profit (5)	$3,042	$10,247	$—	$13,289	$4,341	$16,919	$—	$21,260

_________________

(1)	Includes fee income from closings, escrow, title exams, ceding commission income, as well as premiums retained by Direct Agents.
(2)

This expense represents a deduction from the net premiums written for the amounts that are retained by Direct Agents and Third-Party Agents as compensation for their efforts to generate premium income for our Underwriting segment. The impact of premiums retained by our Direct Agents and the expense for reinsurance or co-insurance procured on Direct Agent sourced premiums are eliminated in consolidation.

(3)

Includes all compensation costs, including salaries, bonuses, incentive payments, and benefits, for personnel involved in the direct fulfillment of title and/or escrow services. Direct labor excludes severance costs.

(4)	Includes title examination expense, office supplies, and premium and other taxes.
(5)

See “—Non-GAAP Financial Measures—Adjusted gross profit” below for a reconciliation of consolidated adjusted gross profit, which is a non-GAAP measure, to our gross profit, the most closely comparable GAAP financial measure.

Distribution segment revenue decreased by $15.0 million, or 50%, and $37.3 million, or 58%, for three and six months ended June 30, 2023, respectively, compared to the same period in the prior year driven by the closed order decline discussed above. For the three and six months ended June 30, 2023, higher average escrow revenue per order from a higher ratio of purchase orders, which carry a higher price point compared to refinance orders, offset the decrease in closed orders.

Underwriting segment revenue decreased by $29.2 million, or 27%, and $57.8 million, or 28%, for the three and six months ended June 30, 2023, respectively, as compared to the same period in the prior year, reflecting the reduction in title policies underwritten from Direct and Third-Party Agents as a result of current market conditions, partially offset by an increase in premiums associated with new home buildings that closed during the periods.

Distribution segment adjusted gross profit increased by $1.7 million, or 75%, and for the three months ended June 30, 2023 compared to the same period in the prior year, due to lower direct labor as a percentage of segment revenue as a result of previously disclosed workforce reduction plans and the Company's efforts to close unprofitable Local branches. Distribution segment adjusted gross profit decreased by $1.3 million, or 30%, for the six months ended June 30, 2023 compared to the same period in the prior year, driven by lower retained premiums and fees from closed order decline and an increase in the provision for claims ratio, partially offset by lower direct labor as a percentage of segment revenue.

Underwriting segment adjusted gross profit decreased by $3.8 million, or 44%, and $6.7 million, or 39%, for the three and six months ended June 30, 2023, respectively, compared to the same period in the prior year, reflecting the reduction in title policies underwritten from both Direct and Third-Party Agents as a result of current market conditions. For the three and six months ended June 30, 2023, contributing to the declines are higher direct labor expenses as a percentage of revenue, an increase in the provision for claims ratio, and increased title exam and closing costs as a percentage of revenue.

Supplemental Key Operating and Financial Indicators Results Discussion – Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022

The following table presents our key operating and financial indicators, including our non-GAAP financial measures, for the periods indicated, and the changes between periods. This discussion should be read only as a supplement to the discussion of our GAAP results above. See “—Non-GAAP Financial Measures” below for important information about the non-GAAP financial measures presented below and their reconciliation to the respective most closely comparable GAAP measures.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages and open and closed order numbers)
Opened orders	8,368	25,231	(16,863)	(67)%
Closed orders	7,036	18,799	(11,763)	(63)%

Retained premiums and fees	$30,689	$49,106	$(18,417)	(38)%
Adjusted gross profit	8,818	10,890	(2,072)	(19)%
Ratio of adjusted gross profit to retained premiums and fees	29%	22%	7%	30%
Adjusted EBITDA	$(13,707)	$(43,390)	$29,683	(68)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages and open and closed order numbers)
Opened orders	18,308	60,423	(42,115)	(70)%
Closed orders	13,316	46,146	(32,830)	(71)%

Retained premiums and fees	$55,873	$100,711	$(44,838)	(45)%
Adjusted gross profit	13,289	21,260	(7,971)	(37)%
Ratio of adjusted gross profit to retained premiums and fees	24%	21%	3%	13%
Adjusted EBITDA	$(35,298)	$(88,295)	$52,997	(60)%

Opened and closed orders

For the three months ending June 30, 2023, we opened 8,368 orders and closed 7,036 orders, a decrease of 67% and 63% respectively, over the same period in the prior year. For the six months ending June 30, 2023, we opened 18,308 orders and closed 13,316 orders, a decrease of 70% and 71%, respectively, over the same period in the prior year. The decline in both open and closed orders in both periods is due to the rising interest rate environment and shrinking population of refinance-eligible homeowners along with the reduction in home inventories that limit overall home purchase transactions and maintaining a smaller branch footprint in our Local channel.

Closed orders decreased 87% and 90% in our Doma Enterprise channel for three and six months ended June 30, 2023, respectively, and decreased 46% and 54% in our Local channel for three and six months ended June 30, 2023, respectively, as compared to the same period in the prior year, due to the contracting refinance market and low home inventories and was further impacted in the Local channel by our reduction in the branch footprint.

Retained premiums and fees

Retained premiums and fees decreased by $18.4 million, or 38%, and $ 44.8 million, or 45%, during the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, driven by closed order reductions and title policy declines across the Direct Agent and Third-Party Agent channels, partially offset by an increase in premiums associated with new home buildings that closed during the periods.

Adjusted gross profit

Adjusted gross profit decreased by $2.1 million, or 19%, and $ 8.0 million, or 37%, during the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, due to the corresponding declines in retained premiums and fees, an increase in the provision for claims ratio and increased title exam and closing costs as a percentage of retained premiums and fees. Partially offsetting these factors were lower direct labor as a result of the workforce reduction actions taken during the second half of 2022.

Ratio of adjusted gross profit to retained premiums and fees

The ratio of adjusted gross profit to retained premiums and fees increased 7 percentage points and 3 percentage points during the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year due to lower direct labor as a result of the workforce reduction actions taken during the second half of 2022.  Offsetting impacts to the ratio of adjusted gross profit to retained premiums and fees during the three and six months ended June 30, 2023 were increases in the provision for claims ratio, premium taxes as a percentage of retained premiums and fees, and increased title exam and closing costs as a percentage of retained premiums and fees.

Adjusted EBITDA

Adjusted EBITDA improved by $29.7 million to negative $13.7 million and by $ 53.0 million to negative $35.3 million for the three and six months ended June 30, 2023, respectively, due to the reduction in personnel and other operating expenses that are a direct result of the workforce reduction actions taken during the second half of 2022 and the Company's efforts to close unprofitable Local branches.

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

Retained premiums and fees

The following presents our retained premiums and fees and reconciles the measure to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue	$88,853	$123,744	$163,221	$235,951
Minus:
Premiums retained by Third-Party Agents	58,164	74,638	107,348	135,240
Retained premiums and fees	$30,689	$49,106	$55,873	$100,711
Minus:
Direct labor	9,931	23,890	22,868	51,688
Provision for claims	5,780	6,310	9,739	10,921
Depreciation and amortization	3,071	3,747	6,146	6,983
Other direct costs (1)	6,160	8,016	9,977	16,842
Gross Profit	$5,747	$7,143	$7,143	$14,277

(1)	Includes title examination expense, office supplies, and premium and other taxes.

Adjusted gross profit

The following table reconciles our adjusted gross profit to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Gross Profit	$5,747	$7,143	$7,143	$14,277
Adjusted for:
Depreciation and amortization	3,071	3,747	6,146	6,983
Adjusted Gross Profit	$8,818	$10,890	$13,289	$21,260

Adjusted EBITDA

The following table reconciles our adjusted EBITDA to our net loss, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss (GAAP)	$(35,877)	$(58,652)	$(78,000)	$(108,678)
Adjusted for:
Depreciation and amortization	3,071	3,747	6,146	6,983
Interest expense	5,943	4,489	10,932	8,696
Income taxes	185	136	370	321
EBITDA	$(26,678)	$(50,280)	$(60,552)	$(92,678)
Adjusted for:
Stock-based compensation	1,293	8,255	6,990	19,648
Severance and interim salary costs	2,730	3,828	9,150	3,828
Long-lived asset impairment	1,290	—	1,471	—
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(108)	(5,193)	(123)	(19,093)
Loss on sale of business	11,591	—	11,591	—
Gain on sale of title plant	(3,825)	—	(3,825)	—
Adjusted EBITDA	$(13,707)	$(43,390)	$(35,298)	$(88,295)

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

We had $82.5 million in cash and cash equivalents and restricted cash, $41.6 million in held-to-maturity debt securities, and $57.0 million in available-for-sale debt securities as of June 30, 2023. We believe our cash on hand, held-to-maturity debt securities, and the available-for-sale debt securities will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report.

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

Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 0.2 million shares of our common stock.

On May 19, 2023, Old Doma and certain subsidiaries of the Company, as guarantors, entered into the third amendment to the Senior Debt agreement (the “Third Amendment”). The Third Amendment amends certain mandatory prepayment provisions related to the disposition of assets by Old Doma or any of its subsidiaries such that Old Doma is required, within five business days following the receipt of net cash proceeds from dispositions in excess of $750,000 in any fiscal year (other than certain permitted dispositions), to repay the outstanding principal amount of term loan borrowings in an amount equal to 100% of such excess net cash proceeds received by Old Doma or any of its subsidiaries from such dispositions, unless HSCM, as agent, otherwise agrees. Approximately two-thirds of the net cash proceeds from the WFG Asset Sale and from the sale of the title plant in Texas described in Note 2 to the condensed consolidated financial statements were used to repay $9.2 million of the Senior Debt. The remaining net cash proceeds from the WFG Asset Sale and from the sale of the title plant in Texas described in Note 2 to the condensed consolidated financial statements are recorded as a receivable from HSCM payable to us upon the occurrence of certain strategic events.

Other commitments and contingencies

Our commitments for leases, related to our office space and equipment, amounted to $26.2 million as of June 30, 2023 of which $4.1 million is payable in 2023. Refer to Note 17 to our condensed consolidated financial statements for a summary of our future commitments. Our headquarters lease expires in 2024. As of June 30, 2023, we did not have any other material commitments for cash expenditures.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(49,066)	$(100,588)
Net cash provided by (used in) investing activities	59,252	(54,116)
Net cash provided by (used in) financing activities	(9,025)	174

Operating activities

In the first six months of 2023, net cash used in operating activities was $49.1 million driven by the net loss of $78.0 million and cash paid for accrued expenses of $10.4 million. This was offset by changes in trade and other receivables of $7.0 million, and non-cash costs including loss on sale of business of $11.6 million, stock-based compensation expense of $6.8 million and depreciation and amortization of $6.1 million, net of gain on sale of title plant.

In the first six months of 2022, net cash used in operating activities was $100.6 million driven by the net loss of $108.7 million, cash paid for accrued expenses of $16.4 million and non-cash costs relating to the change in the fair value of warrant and Sponsor Covered Shares liabilities of $19.1 million. This was offset by changes in prepaid expenses, deposits and other assets of $5.4 million and the liability for loss and loss adjustments expenses of $4.7 million and non-cash costs including depreciation and amortization of $7.0 million and stock-based compensation expense of $20.0 million

Investing activities

Our capital expenditures have historically consisted mainly of costs incurred in the development of the Doma Intelligence platform. Our other investing activities generally consist of transactions in fixed maturity investment securities to provide regular interest payments.

In the first six months of 2023, net cash provided by investing activities was $59.3 million, and reflected $61.5 million of purchases of investments offset by $112.0 million of proceeds from the maturity of held-to-maturity and available-for-sale investments and proceeds from the sale of business and the sale of a title plant, net of costs to sell, of $14.0 million. Cash paid for fixed assets was $5.6 million in the same period, largely consisting of technology development costs related to the Doma Intelligence platform.

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

Financing activities

In the first six months of 2023, net cash used in financing activities was $9.0 million driven by repayments on the Company's senior secured credit agreement of $9.2 million.

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

Our total loss reserve as of June 30, 2023 amounted to $83.7 million, which we believe, based on historical claims experience and actuarial analyses, is adequate to cover claim losses resulting from pending and future claims for policies issued through June 30, 2023.

A summary of the Company’s loss reserves is as follows:

	June 30, 2023		December 31, 2022
	($ in thousands)
Known title claims	$7,962	9%	$7,134	9%
IBNR title claims	75,448	90%	74,738	90%
Total title claims	$83,410	99%	$81,872	99%
Non-title claims	250	1%	198	1%
Total loss reserves	$83,660	100%	$82,070	100%

We continually review and adjust our reserve estimates to reflect loss experience and any new information that becomes available.

Goodwill

We have significant goodwill on our balance sheet related to acquisitions, as goodwill represents the excess of the acquisition price over the fair value of net assets acquired and liabilities assumed in a business combination. Goodwill is tested and reviewed annually for impairment on October 1 of each year, and between annual tests if events or circumstances arise that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In addition, an interim impairment test may be completed upon a triggering event or when there is a reorganization of reporting structure or disposal of all or a portion of a reporting unit. As of June 30, 2023, we had $27.0 million of goodwill, relating to the North American Title Acquisition, of which $3.6 million and $23.4 million was allocated to our Distribution and Underwriting reporting units, respectively.

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

We obtained a third-party valuation of the Sponsor Covered Shares as of December 31, 2022 using the Monte Carlo simulation methodology and based upon market inputs regarding stock price, dividend yield, expected term, volatility and risk-free rate. The share price represents the trading price as of each valuation date. The expected dividend yield is zero as we have never declared or paid cash dividends and have no current plans to do so during the expected term. The expected term represents the vesting period, which is 8.2 years. The expected volatility of 65.0% was estimated considering (i) the Doma implied volatility calculated using longest term stock option (ii) the Doma implied warrant volatility using the term of the Public and Private Warrants and (iii) median leverage adjusted (asset) volatility calculated using a set of Guideline Public Companies (“GPCs”). Volatility for the GPCs was calculated over a lookback period of 8.2 years (or longest available data for GPCs whose trading history was shorter than 8.2 years), commensurate with the contractual term of the Sponsor Covered Shares. The risk-free rate utilizes the 10-year U.S. Constant Maturity. Finally, the annual change in control probability is estimated to be 2.0%.

As of June 30, 2023, the Sponsor Covered Shares liability amounted to $0.1 million.

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

The Company’s debt security portfolio is subject to credit risk. For further information on the credit quality of the Company’s investment portfolio at June 30, 2023, see Note 4 to the consolidated financial statements.

The Company also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under our reinsurance programs. For information on our reinsurance programs, see Note 2 to the consolidated financial statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

Our workforce reductions undertaken to re-balance our cost structure may not achieve our intended outcome.

We incur substantial cots to implement restructuring plans, and our restructuring activities may subject us to litigation risk and expenses. Our past restructuring actions do not provide assurance that additional restructuring plans will not be required or implemented in the future. Further, restructuring plans may have other consequences, such as attrition beyond our planned workforce reductions, a negative impact on employee morale and productivity or our ability to attract or retain highly skilled employees. As a result, our restructuring plans may affect our revenue and other operating results in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On August 3, 2023, the Compensation Committee of the Board of Directors of the Company, in agreement with each related named executive officer below, reduced (effective as of August 3, 2023) the base salary of (i) Max Simkoff, the Company’s Chief Executive Officer from $750,000 to $525,000, and (ii) Mike Smith, the Company’s Chief Financial Officer, from $375,000 to $263,000.  Each of Messrs. Simkoff and Smith has waived any good reason objection he may have in connection with such salary reduction. Additionally, on August 3, 2023, (a) Mr. Simkoff received a special one-time equity award of 135,000 restricted stock units (“RSUs”) pursuant to the Company’s Omnibus Incentive Plan (the “Plan”) and (b) Mr. Smith received a received a special one-time equity award of 60,000 RSUs pursuant to the Plan. In each case, the RSUs are subject to the same terms and conditions applicable to such RSUs granted to other senior executives under the Company’s Plan. The grant vests as follows: 50% of the RSUs vest on the six-month anniversary of the grant date and the remainder vest in 4 consecutive, equal, quarterly installments such that the award is fully vested on the 18-month anniversary of the grant date; provided the reporting person is continuously employed through such date as applicable.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index to this Quarterly Report on Form 10-Q are filed herewith or incorporated by reference herein:

Exhibit	Description
3.1	Certificate of Amendment to the Certificate of Incorporation of Doma Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
10.1	Third Amendment to Loan and Security Agreement, dated May 19, 2023, by and among States Title Holding, Inc., the guarantors party thereto from time to time, Hudson Structured Capital Management LTD., as agent, and the lenders from time to time thereto (including Second Amendment to Loan and Security Agreement, dated July 27, 2021, attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2023).
10.2*	Asset Purchase Agreement, dated as of May 19, 2023, by and among Doma Title of California, Inc., Doma Corporate LLC and Williston Financial Group LLC.+
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

+ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMA HOLDINGS, INC.
By:	/s/ Max Simkoff
	Name:	Max Simkoff

	Date:	August 8, 2023
	Title:	Chief Executive Officer
(Principal Executive Officer)

DOMA HOLDINGS, INC.
By:	/s/ Mike Smith
	Name:	Mike Smith

	Date:	August 8, 2023
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)