Form 10-Q
period 2023-09-30
Doma Holdings, Inc.
filed 2023-11-09
CIK 1722438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant had outstanding 13,436,742 shares of common stock as of November 7, 2023.

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

Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•	our projected financial information, anticipated growth rate and market opportunity;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	the accounting of our warrants as liabilities and any changes in the value of our warrants having a material effect on our financial results;

•	factors relating to our business, operations and financial performance, including:

◦	our ability to drive growth through the Doma Intelligence platform;

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

Part I - Financial Information

Item 1. Financial Statements

Doma Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share information)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$75,074	$78,450
Restricted cash	5,214	2,933
Investments:
Fixed maturities
Held-to-maturity debt securities, at amortized cost (net of allowance for credit losses of $207 at September 30, 2023 and $440 at December 31, 2022)	24,243	90,328
Available-for-sale debt securities, at fair value (amortized cost $58,311 at September 30, 2023 and $59,191 at December 31, 2022)	57,327	58,254
Mortgage loans	46	297
Total investments	$81,616	$148,879
Trade and other receivables (net of allowance for credit losses of $1,601 at September 30, 2023 and $1,413 at December 31, 2022)	26,827	20,541
Prepaid expenses, deposits and other assets	6,843	6,687
Lease right-of-use assets	3,976	4,724
Fixed assets (net of accumulated depreciation of $23,937 at September 30, 2023 and $16,685 at December 31, 2022)	32,883	37,024
Title plants	2,716	2,716
Goodwill	23,413	23,413
Assets held for disposal	4,614	53,141
Total assets	$263,176	$378,508

Liabilities and stockholders’ equity
Accounts payable	$1,464	$2,407
Accrued expenses and other liabilities	15,594	23,347
Lease liabilities	9,038	10,793
Senior secured credit agreement, net of debt issuance costs and original issue discount	155,477	147,374
Liability for loss and loss adjustment expenses	82,515	81,873
Warrant liabilities	81	347
Sponsor Covered Shares liability	98	219
Liabilities held for disposal	9,197	30,356
Total liabilities	$273,464	$296,716

Commitments and contingencies (see Note 12)

Stockholders’ equity:

Common stock, 0.0001 par value; 80,000,000 shares authorized at September 30, 2023; 13,409,543 and 13,165,919 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$1	$1
Additional paid-in capital	589,107	577,515
Accumulated deficit	(598,413)	(494,787)
Accumulated other comprehensive income	(983)	(937)
Total stockholders’ equity	$(10,288)	$81,792
Total liabilities and stockholders’ equity	$263,176	$378,508

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share information)	2023	2022	2023	2022
Revenues:
Net premiums written (1)	$73,736	$94,488	$219,468	$299,080
Escrow, other title-related fees and other	844	2,674	2,606	10,340
Investment, dividend and other income	1,660	753	4,257	1,683
Total revenues	$76,240	$97,915	$226,331	$311,103

Expenses:
Premiums retained by agents (2)	$60,815	$75,874	$180,122	$238,296
Title examination expense	969	1,810	2,943	6,809
Provision for claims	3,337	4,167	11,954	13,901
Personnel costs	15,521	36,288	58,363	132,124
Other operating expenses	11,479	16,147	34,694	50,532
Long-lived asset impairment	972	—	1,413	—
Total operating expenses	$93,093	$134,286	$289,489	$441,662

Operating loss from continuing operations	$(16,853)	$(36,371)	$(63,158)	$(130,559)

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	263	1,438	386	20,531
Interest expense	(5,495)	(3,575)	(14,487)	(10,331)
Loss from continuing operations before income taxes	$(22,085)	$(38,508)	$(77,259)	$(120,359)

Income tax expense	(154)	(396)	(466)	(657)
Loss from continuing operations, net of taxes	$(22,239)	$(38,904)	$(77,725)	$(121,016)

Loss from discontinued operations, net of taxes	(3,387)	(45,209)	(25,901)	(71,775)

Net loss	$(25,626)	$(84,113)	$(103,626)	$(192,791)

Earnings per share:
Net loss from continuing operations per share attributable to stockholders - basic and diluted	$(1.66)	$(2.98)	$(5.84)	$(9.30)
Net loss per share attributable to stockholders - basic and diluted	$(1.91)	$(6.43)	$(7.79)	$(14.82)
Weighted average shares outstanding common stock - basic and diluted	13,395,010	13,072,471	13,305,428	13,008,082

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

(1)

Net premiums written includes revenues from a related party of $35.1 million and $34.8 million during the three months ended September 30, 2023 and 2022, respectively. Net premiums written includes revenues from a related party of $98.5 million and $96.1 million during the nine months ended September 30, 2023 and 2022, respectively (see Note 11).

(2)

Premiums retained by agents includes expenses associated with a related party of $28.3 million and $27.9 million during the three months ended September 30, 2023 and 2022, respectively. Premiums retained by agents includes expenses associated with a related party of $79.5 million and $77.5 million during the nine months ended September 30, 2023 and 2022, respectively (see Note 11).

Doma Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net loss	$(25,626)	$(84,113)	$(103,626)	$(192,791)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale debt securities, net of tax	103	(876)	(46)	(639)
Comprehensive loss	$(25,523)	$(84,989)	$(103,672)	$(193,430)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
(In thousands, except share information)	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, January 1, 2022	12,933,912	$1	$543,102	$(192,179)	$—	$350,924
Exercise of stock options	38,305	—	(97)	—	—	(97)
Vesting of RSU awards	1,712	—	—	—	—	—
Stock-based compensation expense	—	—	11,579	—	—	11,579
Cumulative effect of change in accounting principle	—	—	—	(399)	—	(399)
Net loss	—	—	—	(50,026)	—	(50,026)
Balance, March 31, 2022	12,973,929	$1	$554,584	$(242,604)	$—	$311,981
Exercise of stock options	27,700	—	271	—	—	271
Vesting of RSU awards	18,274	—	—	—	—	—
Stock-based compensation expense	—	—	8,442	—	—	8,442
Net loss	—	—	—	(58,652)	—	(58,652)
Other comprehensive income	—	—	—	—	237	237
Balance, June 30, 2022	13,019,903	$1	$563,297	$(301,256)	$237	$262,279
Exercise of stock options	14,384	—	156	—	—	156
Vesting of RSU awards	80,599	—	—	—	—	—
Stock-based compensation expense	—	—	7,746	—	—	7,746
Net loss	—	—	—	(84,113)	—	(84,113)
Other comprehensive income	—	—	—	—	(876)	(876)
Balance, September 30, 2022	13,114,886	$1	$571,199	$(385,369)	$(639)	$185,192

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
(In thousands, except share information)	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, January 1, 2023	13,165,919	$1	$577,515	$(494,787)	$(937)	$81,792
Exercise of stock options	16,120	—	182	—	—	182
Vesting of RSU awards	37,338	—	—	—	—	—
Stock-based compensation expense	—	—	5,697	—	—	5,697
Net loss	—	—	—	(42,123)	—	(42,123)
Other comprehensive income	—	—	—	—	334	334
Balance, March 31, 2023	13,219,377	$1	$583,394	$(536,910)	$(603)	$45,882
Exercise of stock options	2,569	—	1	—	—	1
Vesting of RSU awards	128,787	—	—	—	—	—
Stock-based compensation expense	—	—	1,130	—	—	1,130
Net loss	—	—	—	(35,877)	—	(35,877)
Other comprehensive loss	—	—	—	—	(483)	(483)
Balance, June 30, 2023	13,350,733	$1	$584,525	$(572,787)	$(1,086)	$10,653
Exercise of stock options	123	—	—	—	—	—
Vesting of RSU awards	58,687	—	—	—	—	—
Stock-based compensation expense	—	—	4,582	—	—	4,582
Net loss	—	—	—	(25,626)	—	(25,626)
Other comprehensive income	—	—	—	—	103	103
Balance, September 30, 2023	13,409,543	$1	$589,107	$(598,413)	$(983)	$(10,288)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flow from operating activities:
Net loss	$(103,626)	$(192,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - paid in kind	7,812	7,540
Depreciation and amortization	9,165	11,234
Stock-based compensation expense	11,409	27,767
Amortization of debt issuance costs and original issue discount	3,342	2,074
Provision for doubtful accounts (reduction for expected credit losses)	22	673
Deferred income taxes	441	616
Realized loss on debt securities	—	12
Loss on disposal of fixed assets and title plants	1,403	186
Loss on sales of discontinued operations	6,994	—
Net amortization of premiums and accretion of discounts on fixed maturity securities	(561)	526
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(386)	(20,531)
Goodwill impairment	—	33,746
Long-lived asset impairment	5,015	—
Change in operating assets and liabilities, net of effects from sales of discontinued operations:
Trade and other receivables	6,243	3,762
Prepaid expenses, deposits and other assets	543	3,099
Lease right-of-use assets and lease liabilities	(2,569)	949
Accounts payable	(29)	(3,489)
Accrued expenses and other liabilities	(13,208)	(18,094)
Liability for loss and loss adjustments expenses	542	3,524
Net cash used in operating activities	$(67,448)	$(139,197)
Cash flow from investing activities:
Proceeds from calls and maturities of investments: Held-to-maturity	67,794	23,827
Proceeds from calls and maturities of investments: Available-for-sale	1,493	1,429
Proceeds from sales and principal repayments of investments: Mortgage loans	251	1,720
Purchases of investments: Held-to-maturity	(1,527)	(3,955)
Purchases of investments: Available-for-sale	—	(49,640)
Proceeds from sales of fixed assets	90	73
Purchases of fixed assets	(7,349)	(29,096)
Purchases of title plants	—	(581)
Proceeds from sales of discontinued operations, net of cash disposed and working capital adjustments, and dividends from title plants	15,884	627
Net cash provided by (used in) investing activities	$76,636	$(55,596)
Cash flow from financing activities:
Exercise of stock options	183	330
Repayments on senior secured credit agreement	(10,466)	—
Net cash provided by (used in) financing activities	$(10,283)	$330
Net change in cash and cash equivalents and restricted cash	(1,095)	(194,463)
Cash and cash equivalents and restricted cash at the beginning period	81,383	383,828
Cash and cash equivalents and restricted cash at the end of period	$80,288	$189,365
Supplemental cash flow disclosures:
Cash paid for interest	$6,250	$6,039
Supplemental disclosure of non-cash investing activities:
Unrealized gain (loss) on available-for-sale debt securities	$(46)	$(639)

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

Doma is a real estate technology company that is disrupting a century-old industry by enabling a faster home closing experience with less friction for buyers and sellers. Doma uses proprietary machine intelligence technology and deep human expertise to create a vastly more simple and affordable experience for everyone involved in a residential real estate transaction, including current and prospective homeowners, mortgage lenders, title agents, and real estate professionals. With Doma, what used to take days can now be done in minutes, replacing an arcane and cumbersome process with a digital experience designed for today's world.

Starting in the second quarter of 2023 and finalized in the third quarter of 2023, the Company sold its assets used in or related to the Company’s title insurance agency business operated through local retail title offices (the Company’s “Local Component”). With the execution of the final agreements in the third quarter of 2023, the Company no longer has operations related to our previous Local retail branch footprint ("Local Component Direct Agents"). The Company determined that the execution of these agreements and the exiting of the Local Component represented a strategic shift that had a major effect on the Company’s operations and financial results, which triggered discontinued operations presentation, in accordance with ASC 205-20-45. We have historically reported our operations in two business segments: "Distribution," which included our divested Local Component as well as our Doma Enterprise channel and corporate support services, and "Underwriting." See Note 3 for additional details on the divestiture.

Subsequent to the finalization of the sale of the Local Component in the third quarter of 2023, our continuing operations continued to be reported as two business segments but whose designations have changed to: “Underwriting” and “Corporate and Other”. Corporate and Other contains our Doma Enterprise channel, our growth area offering technology solutions, and our centralized corporate support services.  All current and prior periods reflected in this Form 10-Q have been presented as continuing and discontinued operations, unless otherwise noted. Refer to Note 7 and Note 18 for additional information regarding segment information and discontinued operations, respectively.

2.  Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated balance sheet as of  September 30, 2023 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, and condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of  September 30, 2023 and its results of operations, including its comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes.

Certain prior year amounts have been reclassified to conform to the current year presentation under Accounting Standard Codification 205-20-45, “Discontinued Operations."

References to the Accounting Standard Codification (“ASC”) and Accounting Standard Updates (“ASU”) included hereinafter refer to the Accounting Standards Codification and Updates issued by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP. The accompanying condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions related to continuing operations have been eliminated in consolidation.

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

Trade and other receivables, net

Trade and other receivables include the following:

	September 30,	December 31,
	2023	2022
Trade receivables	$5,905	$6,833
Accrued net premiums written from Third-Party Agent referrals	2,950	2,409
Trade receivables, gross	$8,855	$9,242
Allowance for credit losses	(1,601)	(1,413)
Trade receivables, net	$7,254	$7,829
Local Sales Deferred Earnout receivable	12,867	—
Receivable from HSCM	5,225	—
Investment trade receivables	—	10,065
Miscellaneous other receivables	1,481	2,647
Other receivables	$19,573	$12,712
Trade and other receivables, net	$26,827	$20,541

Trade receivables are generally due within thirty to ninety days and are recorded net of an allowance for credit losses. The Company determines the allowance for credit losses by considering a number of factors, including the length of time receivables are past due, previous loss history and a specific customer’s ability to pay its obligations to the Company. Amounts deemed uncollectible are expensed in the period in which such determination is made. The Local Sales Deferred Earnout receivable relates to the aggregate earnouts from the Local Sales discussed further in Note 3. The receivable from Hudson Structured Capital Management Ltd. (“HSCM”) consists of the cash proceeds from the Local Sales and from the sale of the title plant in Texas described in Note 18, net of repayments on the senior secured credit agreement, payable to the Company upon the occurrence of certain strategic events.

Title plants

Title plants are carried at cost, with costs incurred to maintain, update and operate title plants expensed as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes the title plants for impairment when events or circumstances indicate that the carrying amount may not be recoverable. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. There were no impairments of title plants for the three and nine months ended September 30, 2023 and 2022.

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

Reinsurance

The Company utilizes reinsurance programs to limit its maximum loss exposure by reinsuring certain risks with other insurers. The Company has two reinsurance programs: the Facultative program and the Quota Share Treaty. Previously, the Company had been a party to an excess of loss treaty which expired per its terms on September 30, 2023.

Under the excess of loss treaty, we ceded liability over $15.0 million on all files. Excess of loss reinsurance coverage protects the Company from a large loss from a single loss occurrence. The excess of loss treaty provided for ceding liability above the retention of $15.0 million for all policies up to a liability cap of $500.0 million.

Under the Quota Share Treaty, effective February 24, 2021, the Company cedes 25% of the written premium on our instantly underwritten policies.

Effective October 1, 2023, the Company implemented the Facultative program. Under the Facultative program, we cede liability over $15.0 million on files on a case-by-case basis. This Facultative arrangement protects the Company from a large loss from a single loss occurrence.

Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the three and nine months ended September 30, 2023 and 2022.

Ceding commission from reinsurance transactions are presented as revenue within the “Escrow, other title-related fees and other” revenue line item in the consolidated statements of operations.

Total premiums ceded in connection with reinsurance are netted against the written premiums in the consolidated statements of operations. Gross premiums earned and ceded premiums are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross premiums earned	73,783	94,889	219,735	301,638
Ceded premiums	(47)	(401)	(267)	(2,558)
Net premiums earned	73,736	94,488	219,468	299,080
Percentage of amount net to gross	99.9%	99.6%	99.9%	99.2%

Income taxes

Our effective tax rate for the nine months ended September 30, 2023 and 2022 was (1)% as a result of a full valuation allowance recorded against the deferred tax assets. In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. As of  September 30, 2023 and December 31, 2022, the Company carried a valuation allowance against deferred tax assets as management believes it is more likely than not that the benefit of the net deferred tax assets covered by that valuation allowance will not be realized. A net deferred tax liability has been recorded as of September 30, 2023 and  December 31, 2022 of $0.6 million and $0.4 million, respectively, and is included in accrued expenses and other liabilities within the accompanying condensed consolidated balance sheets. Management reassesses the realization of the deferred tax assets each reporting period. The Company has approximately $0.2 million of pre-2018 federal net operating losses subject to expiration beginning in 2036. The remainder of the federal net operating losses have no expiration. The Company’s state net operating losses are subject to various expirations, beginning in 2030. The Company’s 2019 through 2022 tax years remain open to federal examinations. The Company’s 2018 through 2022 tax years remain open to state tax examinations. The Company believes that as of September 30, 2023 it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest and penalties accrued as of September 30, 2023.

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

Recently issued but not adopted accounting pronouncements

In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. In June of 2020, the FASB deferred the effective date of ASU 2018-12 for one-year in response to implementation challenges resulting from COVID-19. This update requires insurance companies to annually review and update the assumptions used for measuring the liability under long-duration contracts. The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements. As an emerging growth company, we currently anticipate adopting this standard on January 1, 2025. Although we have long-duration contracts, this specific guidance is not expected to impact our title insurance operations; therefore, we do not expect this standard to have a material impact on our condensed consolidated financial statements.

3. Business combinations and divestitures

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

Immediately after the Closing Date, 53,026 shares of common stock held by the Sponsor became subject to vesting, contingent upon the price of Doma’s common stock, par value $0.0001 (“Doma common stock”) exceeding certain thresholds (the “Sponsor Covered Shares”). As of September 30, 2023, there were 13,409,543 and 0 shares of common stock and preferred stock issued and outstanding, which excludes the 53,026 of Sponsor Covered Shares. All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, and discussions, in this Quarterly Report, unless otherwise indicated.

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

Immediately after the Closing Date, 20% of the aggregate of our common stock held by certain investors (collectively, the “Sponsor”) became subject to vesting, contingent upon the price of our common stock exceeding certain thresholds. The Sponsor Covered Shares will vest in two tranches: (i) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $375.00 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date, and (ii) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $437.50 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date. The Sponsor is also entitled to the Sponsor Covered Shares if a covered strategic transaction or change in control, as defined by the sponsor support agreement dated as of March 2, 2021 (the “Sponsor Support Agreement”) by and among the sponsors named thereto, Capitol and Old Doma, occurs prior to the ten (10)-year anniversary of the Closing Date. As of September 30, 2023, the Sponsor Covered Shares were legally outstanding; however, since none of the conditions were met, no related shares are included in the Company's condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity or for the purposes of calculating earnings per share.

Also following the Closing Date, the Sellers have the contingent right to receive up to an additional number of shares equal to 5% of the sum of (i) the aggregate number of outstanding shares of our common stock (including restricted common stock, but excluding Sponsor Covered Shares), plus (ii) the maximum number of shares underlying our options that are vested and the maximum number of shares underlying warrants to purchase shares of Doma common stock issued as replacement warrants for Old Doma warrants, in each case of these clauses (i) and (ii), as of immediately following the Closing Date (the “Seller Earnout Shares”). The Seller Earnout Shares are contingently issuable to the Sellers in two tranches: (i) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $375.00 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date, and (ii) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $437.50 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date. Since none of the conditions of the Seller Earnout Shares were met as of September 30, 2023, no related shares are included in the Company’s condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity as of September 30, 2023 or for purposes of calculating earnings per share.

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

Local Retail Branch Sales

On May 19, 2023, Doma Title of California, Inc. (the “Seller”) and Doma Corporate LLC, both subsidiaries of the Company, entered into and closed an asset purchase agreement (the “WFG Asset Purchase Agreement”) with Williston Financial Group LLC (“WFG”). Pursuant to the terms and subject to the conditions set forth in the WFG Asset Purchase Agreement, the Seller agreed to sell to WFG certain assets used in or related to the Company’s title insurance agency business operated through retail title offices located in the State of California (the “WFG Asset Sale”) for an aggregate purchase price of up to $24.5 million, subject to certain adjustments set forth in the WFG Asset Purchase Agreement. The gross purchase price for the WFG Asset Sale consists of $10.5 million paid by WFG to the Seller on May 19, 2023 (the “WFG Sale Closing Date”) and a deferred payment of up to $14.0 million payable by WFG to the Seller within 30 days after the 12-month anniversary of the WFG Sale Closing Date ("WFG Deferred Payment"). The amount of the WFG Deferred Payment is subject to an earnout based on the retention of specified employees hired by WFG or an affiliate of WFG after the WFG Sale Closing Date. The sale included 22 retail title locations and operations centers in the Northern and Central California regions and 123 total employees. On the WFG Sale Closing Date, the Seller and a WFG affiliate, WFG National Title Insurance Company, entered into a customary transition services agreement.

In separate transactions, on July 14, 2023, the Company entered into and closed asset purchase agreements to sell certain assets used in or related to the Company’s title insurance agency business operated through retail title offices located in the Midwest and Texas to Hamilton National Title LLC d/b/a Near North Title Group and Capital Title of Texas, LLC, respectively. Additionally, on July 28, 2023, the Company closed an asset purchase agreement to sell certain assets used in or related to the Company’s title insurance agency business operated through retail title offices located in Florida to Hamilton National Title LLC d/b/a Near North Title Group. The Company entered into customary transition services agreements in conjunction with these sales.

Unless the context otherwise requires, references herein to “Q3 Local Sales” refers to the transactions entered into with Hamilton National Title LLC d/b/a Near North Title Group and Capital Title of Texas, LLC, and references herein to the “Local Sales” refers to the Q3 Local Sales and the WFG Asset Sale, collectively. References herein to “Deferred Earnout” refers to the WFG Deferred Payment and deferred payments of up to $2.1 million payable by Hamilton National Title LLC d/b/a Near North Title Group to the Company subject to revenue targets over the 12-month period subsequent to the related sales.

In conjunction with the Local Sales, we recognized the following:

	WFG Asset Sale	Q3 Local Sales	Total Local Sales
Pre-tax loss on sale of business	$10,272	$546	$10,818

Cash consideration	$10,500	$2,645	$13,145
Deferred Earnout receivable	10,928	1,556	12,484
Total purchase consideration	$21,428	$4,201	$25,629

Total transaction costs, including legal fees, professional fees and other	$3,446	$767	$4,213

The Deferred Earnout is recorded in trade and other receivables in the condensed consolidated balance sheets. The fair value of the Deferred Earnout is based on historic, Company-specific attrition rates or revenue projections and a discount factor based on the weighted average cost of capital, both Level 3 inputs. During the three and nine months ended September 30, 2023, we recognized $0.4 million of income in our condensed consolidated statement of operations primarily related to the accretion of the discount recorded for the Deferred Earnout.

The following table presents the net assets sold and the goodwill associated with the Local Sales:

	WFG Asset Sale	Q3 Local Sales	Total Local Sales
Goodwill	$19,270	$3,597	$22,867
Title plants	8,806	—	8,806
Fixed assets	549	717	1,266
Other assets	129	58	187
Total assets	$28,754	$4,372	$33,126

Accrued expenses and other liabilities	$-	$392	$392
Total liabilities	$-	$392	$392

Net assets	$28,754	$3,980	$32,734

4.  Investments and fair value measurements

Held-to-maturity debt securities

The cost basis, fair values and gross unrealized gains and losses of our held-to-maturity debt securities are as follows:

	September 30, 2023				December 31, 2022
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate debt securities(1)	$19,935	$1	$(855)	$19,081	$61,308	$5	$(1,640)	$59,673
U.S. Treasury securities	4,078	—	(69)	4,009	24,152	—	(165)	23,987
Foreign government securities	—	—	—	—	5,003	—	(4)	4,999
Certificates of deposit	437	—	—	437	305	—	—	305
Total	24,450	1	(924)	23,527	90,768	5	(1,809)	88,964
Allowance for credit losses	(207)	—	—	(207)	(440)	—	—	(440)
Total, net of allowance for credit losses	$24,243	$1	$(924)	$23,320	$90,328	$5	$(1,809)	$88,524

(1) Includes both U.S. and foreign corporate debt securities.

The cost basis of held-to-maturity debt securities includes an adjustment for the amortization of premium or discount since the date of purchase. Held-to-maturity debt securities valued at approximately $2.2 million and $5.9 million were on deposit with various governmental authorities at September 30, 2023 and December 31, 2022, respectively, as required by law.

The change in net unrealized gains and losses on held-to-maturity debt securities for the nine months ended September 30, 2023 and 2022 was $0.9 million and $(2.5) million, respectively.

Net realized gains of held-to-maturity debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.

The following table presents certain information regarding contractual maturities of our held-to-maturity debt securities:

	September 30, 2023
Maturity		% of		% of
	Amortized Cost	Total	Fair Value	Total
One year or less	$12,367	51%	$12,174	52%
After one year through five years	12,083	49%	11,353	48%
Total	$24,450	100%	$23,527	100%

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

Net unrealized losses on held-to-maturity debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	September 30, 2023			December 31, 2022
	Corporate	U.S.		Corporate	U.S.	Foreign
	debt	Treasury		debt	Treasury	government
	securities	securities	Total	securities	securities	securities	Total
Less than 12 months
Fair value	$—	$992	$992	$48,798	$19,834	$4,999	$73,631
Unrealized losses	$—	$(7)	$(7)	$(614)	$(101)	$(4)	$(719)
Greater than 12 months
Fair value	$18,581	$1,723	$20,304	$8,546	$4,125	$—	$12,671
Unrealized losses	$(855)	$(62)	$(917)	$(1,026)	$(64)	$—	$(1,090)
Total
Fair value	$18,581	$2,715	$21,296	$57,344	$23,959	$4,999	$86,302
Unrealized losses	$(855)	$(69)	$(924)	$(1,640)	$(165)	$(4)	$(1,809)

We believe that any unrealized losses on our held-to-maturity debt securities at September 30, 2023 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

Under the CECL model, the Company recognizes credit losses for its held-to-maturity debt securities by setting up an allowance which is remeasured each reporting period, with changes in the allowance recorded in the condensed consolidated statements of operations. The Company establishes an allowance for credit losses based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as credit agency ratings and payment and default history. As of September 30, 2023, credit agency ratings on our U.S. Treasury and corporate debt securities ranged from AAA through B2.

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

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2023	$440
Current-period provision (reduction) for expected credit losses	(233)
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for credit losses, September 30, 2023	$207

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2022	$399
Current-period provision (reduction) for expected credit losses	34
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for credit losses, September 30, 2022	$433

The current-period reduction for expected credit losses is due to changes in portfolio composition and the maturity of certain securities.

Available-for-sale debt securities

The cost basis, fair values and gross unrealized gains and losses of our available-for-sale debt securities are as follows:

	September 30, 2023				December 31, 2022
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate debt securities(1)	$26,042	$—	$(450)	$25,592	$27,251	$—	$(363)	$26,888
U.S. Treasury securities	30,774	—	(502)	30,272	30,467	—	(544)	29,923
Foreign government securities	1,495	—	(32)	1,463	1,473	—	(30)	1,443
Total	$58,311	$—	$(984)	$57,327	$59,191	$—	$(937)	$58,254

(1)	Includes both U.S. and foreign corporate debt securities.

The cost basis of available-for-sale debt securities includes an adjustment for the amortization of premium or discount since the date of purchase.

The change in net unrealized gains on available-for-sale debt securities for the nine months ended September 30, 2023 and 2022 was $0.0 million and $(0.8) million, respectively. Any unrealized holding gains or losses on available-for-sale debt securities as of September 30, 2023 are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ equity, net of tax, until realized.

Net realized gains on disposition of available-for-sale debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.

The following table presents certain information regarding contractual maturities of our available-for-sale debt securities:

Maturity	September 30, 2023
		% of		% of
	Amortized Cost	Total	Fair Value	Total
One year or less	$27,636	47%	$27,255	48%
After one year through five years	30,675	53%	30,072	52%
Total	$58,311	100%	$57,327	100%

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

Net unrealized losses on available-for-sale debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	September 30, 2023				December 31, 2022
	Corporate	U.S.	Foreign		Corporate	U.S.	Foreign
	debt	Treasury	government		debt	Treasury	government
	securities	securities	securities	Total	securities	securities	securities	Total
Less than 12 months
Fair value	$8,670	$1,928	$—	$10,598	$26,886	$29,923	$1,444	$58,253
Unrealized losses	$(131)	$(26)	$—	$(157)	$(363)	$(544)	$(30)	$(937)
Greater than 12 months
Fair value	$16,923	$28,344	$1,463	$46,730	$—	$—	$—	$—
Unrealized losses	$(319)	$(476)	$(32)	$(827)	$—	$—	$—	$—
Total
Fair value	$25,593	$30,272	$1,463	$57,328	$26,886	$29,923	$1,444	$58,253
Unrealized losses	$(450)	$(502)	$(32)	$(984)	$(363)	$(544)	$(30)	$(937)

We believe that any unrealized losses on our available-for-sale debt securities at September 30, 2023 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

As of September 30, 2023, the Company did not have an allowance for credit losses for available-for-sale debt securities.

Mortgage loans

The mortgage loan portfolio as of September 30, 2023 is comprised entirely of single-family residential mortgage loans. During the nine months ended September 30, 2023, the Company did not purchase any new mortgage loans.

Mortgage loans, which include contractual terms to maturity of thirty years, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties. The change in the mortgage loans during the nine months ended September 30, 2023 was the result of principal prepayments and maturities.

The cost and estimated fair value of mortgage loans are as follows:

	September 30, 2023		December 31, 2022
		Estimated Fair		Estimated Fair
	Cost	Value	Cost	Value
Mortgage loans	$46	$46	$297	$297
Total	$46	$46	$297	$297

Investment income

Investment income from securities consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Available-for-sale debt securities	$526	$428	$1,593	$491
Held-to-maturity debt securities	197	316	1,194	1,062
Mortgage loans	—	10	4	51
Other	572	110	1,288	235
Total	$1,295	$864	$4,079	$1,839

Accrued interest receivable

Accrued interest receivable from investments is included in trade and other receivables, net in the condensed consolidated balance sheets. The following table reflects the composition of accrued interest receivable for investments:

	September 30, 2023	December 31, 2022
Corporate debt securities	$250	$834
U.S. Treasury securities	200	281
Foreign government securities	10	42
Accrued interest receivable on investment securities	$460	$1,157

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

	Assets
	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Held-to-maturity:
Corporate debt securities	$—	$19,081	$—	$19,081	$—	$59,673	$—	$59,673
U.S. Treasury securities	4,009	—	—	4,009	23,987	—	—	23,987
Foreign government securities	—	—	—	—	—	4,999	—	4,999
Certificate of deposits	—	437	—	437	—	305	—	305
Total held-to-maturity debt securities	$4,009	$19,518	$—	$23,527	$23,987	$64,977	$—	$88,964

Available-for-sale:
Corporate debt securities	$—	$25,592	$—	$25,592	$—	$26,888	$—	$26,888
U.S. Treasury securities	30,272	—	—	30,272	29,923	—	—	29,923
Foreign government securities	—	1,463	—	1,463	—	1,443	—	1,443
Total available-for-sale debt securities	$30,272	$27,055	$—	$57,327	$29,923	$28,331	$—	$58,254

Mortgage loans	$—	$—	$46	$46	$—	$—	$297	$297

Total	$34,281	$46,573	$46	$80,900	$53,910	$93,308	$297	$147,515

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

The Company’s liabilities in the following table are recorded at fair value on the accompanying condensed consolidated balance sheets. The following table summarizes the Company’s liabilities measured at fair value:

	Liabilities
	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Public Warrants	$54	$—	$—	$54	$230	$—	$—	$230
Private Placement Warrants	—	27	—	27	—	117	—	117
Sponsor Covered Shares	—	—	98	98	—	—	219	219
Total	$54	$27	$98	$179	$230	$117	$219	$566

The Company considers the Public Warrants to be Level 1 liabilities due to the use of an observable market quote in an active market under the symbol DOMAW. For the Private Placement Warrants, the Company considers the fair value of each Private Placement Warrant to be equivalent to that of each Public Warrant, with an immaterial adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

The fair value of the Sponsor Covered Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential stock price outcomes on a daily basis over the original 10-year vesting period. The unobservable significant inputs to the valuation model were as follows:

September 30,
2023
Current stock price	$5.08
Expected volatility	65.0%
Risk-free interest rate	4.6%
Expected term (years)	8
Expected dividend yield	—%
Annual change in control probability	2.0%

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

Sponsor Covered Shares
Fair value as of December 31, 2022	$219
Change in fair value of Sponsor Covered Shares	(121)
Fair value as of September 30, 2023	$98

Local Sales Deferred Earnout
Fair value as of December 31, 2022	$—
WFG Asset Sale	10,928
Q3 Local Sales	1,556
Accretion of discount	383
Fair value as of September 30, 2023	$12,867

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three or nine months ended September 30, 2023 and the year ended December 31, 2022. There were no transfers involving Level 3 assets or liabilities during the three or nine months ended September 30, 2023 and the year ended December 31, 2022.

Cash and cash equivalents, restricted cash, trade and other receivables, prepaid expenses and other assets, accounts payable, and accrued expenses and other liabilities approximate fair value and are therefore excluded from the leveling table above. The cost basis is determined to approximate fair value due to the short term duration of these financial instruments.

5.  Revenue recognition

Disaggregation of revenue

Our revenue consists of:

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
			2023	2022	2023	2022
Revenue Stream	Statements of Operations Classification	Segment	Total Revenue		Total Revenue
Revenue from insurance contracts:
Direct Agents title insurance premiums	Net premiums written	Underwriting	$2,686	$15,241	$17,862	$56,982
Third-Party Agent title insurance premiums	Net premiums written	Underwriting	71,050	79,247	201,606	242,098
Total revenue from insurance contracts			$73,736	$94,488	$219,468	$299,080
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Corporate and Other	$178	$1,589	$729	$7,787
Other title-related fees and income	Escrow, title-related and other fees	Corporate and Other	296	2,501	1,151	10,603
Other title-related fees and income	Escrow, title-related and other fees	Underwriting	424	1,066	1,584	2,402
Other title-related fees and income	Escrow, title-related and other fees	Elimination(1)	(54)	(2,482)	(858)	(10,452)
Total revenue from contracts with customers			$844	$2,674	$2,606	$10,340
Other revenue:
Interest and investment income (2)	Investment, dividend and other income	Corporate and Other	$285	$70	$1,244	$145
Interest and investment income (2)	Investment, dividend and other income	Underwriting	1,328	790	3,464	1,707
Realized gains and losses, net	Investment, dividend and other income	Corporate and Other	47	(113)	(456)	(157)
Realized gains and losses, net	Investment, dividend and other income	Underwriting	—	6	5	(12)
Total other revenues			$1,660	$753	$4,257	$1,683
Total revenues			$76,240	$97,915	$226,331	$311,103

(1)

Premiums retained by Direct Agents are recognized as income to the Corporate and Other segment, and expense to the Underwriting segment. Upon consolidation, the impact of these internal segment transactions from continuing operations is eliminated. See Note 7. Segment information for additional breakdown.

(2)	Interest and investment income consists primarily of interest payments received on held-to-maturity debt securities, available-for-sale debt securities and mortgage loans.

6.  Liability for loss and loss adjustment expenses

A summary of the changes in the liability for loss and loss adjustment expenses for the nine months ending  September 30, 2023 and 2022 is as follows:

	September 30, 2023
	2023	2022
Balance at the beginning of the year	$81,873	$80,189

Provision for claims related to:
Current year	$10,994	$17,161
Prior years	960	(3,260)
Total provision for claims	$11,954	$13,901

Paid losses related to:
Current year	$(687)	$(735)
Prior years	(10,625)	(8,979)
Total paid losses	$(11,312)	$(9,714)

Balance at the end of the period	$82,515	$84,376

Provision for claims as a percentage of net written premiums	5.4%	4.6%

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

For the nine months ended September 30, 2023, the prior year’s provision for claims increase of $1.0 million is due to reported loss emergence which was higher than expected, primarily from the 2016 and 2022 policy years. This was the result of a small number of more severe claims primarily reported in 2023, most of which related to underwriting related activities. Historically, we have had favorable loss experience which has resulted in a decrease in the projection of ultimate loss for past policy years. For the nine months ended September 30, 2022, the provision for claims reserve release related to prior years of $3.3 million is due to reported loss emergence which was lower than expected. Most recently, our favorable loss experience resulted in a decrease in the projection of ultimate loss for policy years 2018, 2020, and 2021. The actuarial assumptions underlying the Company’s selected ultimate loss estimates place more consideration on title insurance industry benchmarks for more recent policy years. These title insurance benchmarks are based on industry long-term average loss ratios. As the Company’s claims experience matures, we refine those estimates to put more consideration to the Company’s actual claims experience. For the nine months ended September 30, 2022, the Company’s actual claims experience reflects a lower loss ratio than industry benchmarks from a current positive underwriting cycle and resulted in the favorable development.

7.  Segment information

We have historically reported our operations in two business segments: "Distribution," which included our divested Local channel as well as our Doma Enterprise channel and corporate support services, and "Underwriting." As discussed in Note 3, in the second and third quarters of 2023, the Company sold its assets used in or related to the Company’s Local Component. With the execution of these agreements, the Company no longer has operations related to our previous Local Component.

Beginning in the third quarter of 2023, we have reflected the results of the Local Component as discontinued operations in the condensed consolidated statements of operations for all periods presented.

Subsequent to the announcement of the Local Sales, the Company’s chief operating decision maker reviews financial performance and makes decisions about the allocation of resources for our operations through two reportable segments, (1) "Underwriting" and (2) "Corporate and Other." The Company’s reportable segments offer different products and services that are marketed through different channels for real estate closing transactions. They are managed separately because of the unique technology, service requirements and regulatory environment.

A description of each of our reportable segments is as follows.

•

Underwriting: our Underwriting segment reflects the results of our title insurance underwriting business, including policies referred primarily through our Third-Party Agents channel. The referring agents retain approximately 82% - 84% of the policy premiums in exchange for their services. These retention rates vary by state and agent.

•

Corporate and Other: our Corporate and Other segment includes our operations related to the execution of our title, escrow and settlement services through our Doma Enterprise channel. Our Doma Enterprise channel targets partnerships with national lenders and mortgage originators that maintain centralized lending operations ("Direct Agents"). Once an Enterprise partnership has been established, we integrate our Doma Intelligence platform with the partner’s production systems, to enable frictionless order origination and fulfillment. Substantially all Doma Enterprise orders are underwritten by Doma. In addition, Corporate and Other includes investing activity related to our investment portfolio held outside of Underwriting.

We use adjusted gross profit as the primary profitability measure for making decisions regarding ongoing operations. Adjusted gross profit is calculated by subtracting direct costs, such as premiums retained by agents, direct labor, other direct costs, and provision for claims, from total revenue. Our chief operating decision maker evaluates the results of the aforementioned segments on a pre-tax basis. Segment adjusted gross profit excludes certain items which are included in net loss, such as depreciation and amortization, corporate and other expenses, long-lived asset impairment, change in the fair value of Warrant and Sponsor Covered Shares liabilities, interest expense, and income tax expense, as these items are not considered by the chief operating decision maker in evaluating the segments’ overall operating performance. Our chief operating decision maker does not review nor consider assets allocated to our segments for the purpose of assessing performance or allocating resources. Accordingly, segments’ assets are not presented.

The following table summarizes the operating results from continuing operations of the Company’s reportable segments:

	Three Months Ended September 30, 2023
	Underwriting	Corporate and Other	Eliminations	Consolidated total
Net premiums written	$73,736	$—	$—	$73,736
Escrow, other title-related fees and other (1)	424	474	(54)	844
Investment, dividend and other income	1,328	332	—	1,660
Total revenue	$75,488	$806	$(54)	$76,240

Premiums retained by agents (2)	$60,869	$—	$(54)	$60,815
Direct labor (3)	2,831	458	—	3,289
Other direct costs (4)	2,478	300	—	2,778
Provision for claims	3,253	84	—	3,337
Adjusted gross profit	$6,057	$(36)	$—	$6,021

	Nine Months Ended September 30, 2023
	Underwriting	Corporate and Other	Eliminations	Consolidated total
Net premiums written	$219,468	$—	$—	$219,468
Escrow, other title-related fees and other (1)	1,584	1,880	(858)	2,606
Investment, dividend and other income	3,469	788	—	4,257
Total revenue	$224,521	$2,668	$(858)	$226,331

Premiums retained by agents (2)	$180,980	$—	$(858)	$180,122
Direct labor (3)	8,603	1,821	—	10,424
Other direct costs (4)	6,891	1,075	—	7,966
Provision for claims	11,742	212	—	11,954
Adjusted gross profit	$16,305	$(440)	$—	$15,865

	Three Months Ended September 30, 2022
	Underwriting	Corporate and Other	Eliminations	Consolidated total
Net premiums written	$94,488	$—	$—	$94,488
Escrow, other title-related fees and other (1)	1,066	4,090	(2,482)	2,674
Investment, dividend and other income	796	(43)	—	753
Total revenue	$96,350	$4,047	$(2,482)	$97,915

Premiums retained by agents (2)	$78,356	$—	$(2,482)	$75,874
Direct labor (3)	2,867	4,788	—	7,655
Other direct costs (4)	2,514	1,370	—	3,884
Provision for claims	3,928	239	—	4,167
Adjusted gross profit	$8,685	$(2,350)	$—	$6,335

	Nine Months Ended September 30, 2022
	Underwriting	Corporate and Other	Eliminations	Consolidated total
Net premiums written	$299,080	$—	$—	$299,080
Escrow, other title-related fees and other (1)	2,402	18,390	(10,452)	10,340
Investment, dividend and other income	1,695	(12)	—	1,683
Total revenue	$303,177	$18,378	$(10,452)	$311,103

Premiums retained by agents (2)	$248,748	$—	$(10,452)	$238,296
Direct labor (3)	7,911	24,275	—	32,186
Other direct costs (4)	7,923	5,530	—	13,453
Provision for claims	12,993	908	—	13,901
Adjusted gross profit	$25,602	$(12,335)	$—	$13,267

(1)	Includes fee income from closings, escrow, title exams, ceding commission income, as well as premiums retained by Direct Agents.
(2)

This expense represents a deduction from the net premiums written for the amounts that are retained by Direct Agents and Third-Party Agents as compensation for their efforts to generate premium income for our Underwriting segment. The impact of premiums retained by our Direct Agents from continuing operations and the expense for reinsurance or co-insurance procured on Direct Agent sourced premiums are eliminated in consolidation.

(3)

Includes all compensation costs, including salaries, bonuses, incentive payments, and benefits, for personnel involved in the direct fulfillment of title and/or escrow services. Direct labor excludes severance costs.

(4)	Includes title examination expense, office supplies, and premium and other taxes.

The following table provides a reconciliation of the Company’s total reportable segments’ adjusted gross profit to its total loss from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted gross profit	$6,021	$6,335	$15,865	$13,267
Depreciation and amortization	2,942	4,006	8,713	10,564
Other indirect expenses (1)	18,960	38,700	68,897	133,262
Long-lived asset impairment	972	—	1,413	—
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(263)	(1,438)	(386)	(20,531)
Interest expense	5,495	3,575	14,487	10,331
Loss from continuing operations before income taxes	$(22,085)	$(38,508)	$(77,259)	$(120,359)

(1)

Includes other indirect costs not allocated to segments including corporate support function costs, such as legal, finance, human resources, technology support and certain other indirect operating expenses, such as sales and management payroll, and incentive related expenses.

As of  September 30, 2023 and  December 31, 2022, the Underwriting segment had allocated goodwill of $23.4 million. There were no additions from acquisitions, impairments or adjustments to goodwill resulting from prior year acquisitions in either segment for the three and nine months ended September 30, 2023. There were no additions from acquisitions, impairments or adjustments to goodwill resulting from prior year acquisitions in either segment for the three and nine months ended September 30, 2022. Accumulated impairment losses to goodwill were $65.2 million as of September 30, 2023 which represents goodwill impairment related to discontinued operations.

8.  Debt

Senior secured credit agreement

On December 31, 2020, Old Doma executed a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”), providing for a $150.0 million senior secured term loan (“Senior Debt”) that was funded by the lenders, which are affiliates of HSCM, on January 29, 2021 (“Funding Date”). The Senior Debt matures five years from the Funding Date. Under the agreement, the Senior Debt will bear interest of 11.25% per annum, 5.0% of which will be paid on a current cash basis and the remainder to accrue and be added to the outstanding principal balance. Interest shall be compounded quarterly. If at any time Old Doma (now known as States Title) is in an event of default under the Senior Debt, outstanding amounts shall bear interest at the default interest rate of 15.00%. Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 0.2 million shares of our common stock. The Senior Debt is secured by a first-priority pledge and security interest in substantially all of the assets (tangible and intangible) of our wholly owned subsidiary States Title (which represent substantially all of our assets) and any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). States Title is subject to customary affirmative, negative and financial covenants, including, among other things, minimum liquidity of $20.0 million (as of the last day of any month), minimum consolidated annual revenue of $130.0 million, limits on the incurrence of indebtedness, restrictions on asset sales outside the ordinary course of business and material acquisitions, limitations on dividends and other restricted payments. States Title was in compliance with the Senior Debt covenants as of September 30, 2023. The Senior Debt also includes customary events of default for facilities of this type and provides that, if an event of default occurs and is continuing, the Senior Debt will amortize requiring regular payments on a straight-line basis over the subsequent 24-month calendar period, but not to extend beyond the maturity date.

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

The estimated fair value of the Senior Debt at September 30, 2023 was $153.9 million. No active or observable market exists for the Senior Debt and, as a result, this is a Level 3 fair value measurement. Therefore, the estimated fair value of the Senior Debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.

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

In May 2023, the compensation committee of the Company's board of directors approved modifications to the vesting conditions and exercise periods of outstanding equity compensation awards held by certain of the Company's then-current employees who became employees of WFG in the WFG Asset Sale. These modifications became effective upon acceptance of employment with WFG. Pursuant to such modifications, the options and RSUs held by WFG employees vest on May 20, 2024; provided that employment with WFG does not terminate prior to such date. These modified awards vest based on conditions that are not classified as a service, market or performance condition, and as a result, such awards are classified as a liability. In accordance with ASC 718, "Compensation - Stock Compensation," stock-based compensation expense of $2.2 million previously incurred on the original awards was reversed in the personnel costs line in the consolidated statements of operations in the second quarter of 2023, and the Company recorded a liability of $0.2 million for the fair value of the modified awards in the accrued expenses and other liabilities line in the condensed consolidated balance sheet as of September 30, 2023.

On August 3, 2023, the compensation committee of the Company's board of directors granted RSUs totaling approximately 1.0 million shares. The RSUs are subject to time-based vesting, with 50% of the RSUs vesting on the six-month anniversary of the award date, and the remainder vest in four consecutive, equal, quarterly installments such that the award is fully vested on the 18-month anniversary of the award date; provided the awardee is continuously employed through such date as applicable.

For the three and nine months ended September 30, 2022, a decrease in stock-based compensation expense of $1.2 million and $4.2 million, respectively, was recognized due to changes in the estimated probability of the financial metrics associated with certain PRSUs. Stock-based compensation expense for the three months ended September 30, 2023 and 2022 was $4.7 million and $6.9 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2023 and 2022 was $12.5 million and $24.1 million, respectively.

Stock options (ISO and NSO)

During the nine months ended September 30, 2023, the Company had the following stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Life	Intrinsic
	Stock Options	Price ($)	(In years)	Value ($)

Outstanding as of December 31, 2022	703,422	$14.46	6.74	$191
Granted	—	—	—
Exercised	(17,774)	13.41	0.45
Cancelled or forfeited	(254,820)	14.87	1.26
Outstanding as of September 30, 2023	430,828	$14.26	5.74	$61

Options exercisable as of September 30, 2023	407,473	$14.06	5.67	$61

As of September 30, 2023, there was $2.5 million of stock-based compensation expense that had yet to be recognized related to nonvested stock option grants.

RSAs, RSUs and PRSUs

During the nine months ended September 30, 2023, the Company had the following non-vested RSA, RSU and PRSU activity:

	Number of	Average
	RSAs, RSUs	Grant Date
	and PRSUs	Fair Value ($)
Non-vested at December 31, 2022	1,619,222	$44.19
Granted	1,302,766	8.14
Vested	(302,287)	57.89
Adjustment for PRSUs expected to vest	—	—
Cancelled or Forfeited	(533,346)	54.01
Non-vested at September 30, 2023	2,086,355	$19.15

As of September 30, 2023, there was $32.7 million of stock-based compensation expense that had yet to be recognized related to nonvested RSAs, RSUs and PRSUs.

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

Stock price at issuance	$23.00
Expected volatility	75.0%
Risk-free interest rate	3.14%
Expected term	3.9
Expected dividend yield	—%

During the nine months ended September 30, 2023, the Company had the following non-vested market-based award activity:

	Number of	Average
	Market-based	Grant Date
	awards	Fair Value ($)
Non-vested at December 31, 2022	97,413	$7.92
Granted	—	—
Vested	—	—
Cancelled or Forfeited	—	—
Non-vested at September 30, 2023	97,413	$7.92

As of September 30, 2023, there was $0.4 million of stock-based compensation expense that had yet to be recognized related to nonvested market-based awards.

10.  Earnings per share

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss from continuing operations	$(22,239)	$(38,904)	$(77,725)	$(121,016)

Denominator
Weighted-average common shares – basic and diluted	13,395,010	13,072,471	13,305,428	13,008,082

Net loss from continuing operations per share - basic and diluted	$(1.66)	$(2.98)	$(5.84)	$(9.30)
Net loss from discontinued operations per share - basic and diluted	$(0.25)	$(3.46)	$(1.95)	$(5.52)
Net loss per share attributable to stockholders - basic and diluted	$(1.91)	$(6.43)	$(7.79)	$(14.82)

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

	As of September 30,
	2023	2022
Outstanding stock options	430,828	763,051
Warrants for common and preferred stock	693,333	720,910
RSA’s, RSU’s and PRSU’s	2,086,355	1,427,092
Market-based awards	97,413	97,413
Sponsor Covered Shares and Seller Earnout Shares	686,598	701,251
Total antidilutive securities	3,994,527	3,709,717

11.  Related party transactions

Equity held by Lennar

In connection with the North American Title Acquisition, subsidiaries of Lennar were granted equity in the Company. As of September 30, 2023, Lennar, through its subsidiaries, held 24.5% of the Company on a fully diluted basis.

Transactions with Lennar

In the routine course of its business, Doma Title Insurance, Inc. (“DTI”) underwrites title insurance policies for a subsidiary of Lennar. The Company recorded the following revenues and premiums retained by agents from these transactions, which are included within our Underwriting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$35,061	$34,795	$98,546	$96,126
Premiums retained by agents	28,325	27,932	79,527	77,542

	September 30, 2023	December 31, 2022
Net receivables	$3,591	$4,175

These amounts are included in trade and other receivables, net in the Company’s condensed consolidated balance sheets.

On April 27, 2023, the Company entered into a sublease agreement with Lennar. The sublease with Lennar commenced on September 1, 2023 and ends on September 30, 2026. The total sublease income over the term of the agreement is expected to be $0.2 million.

12.  Commitments and contingencies

Legal matters

The Company is subject to claims and litigation matters in the ordinary course of business. Management does not believe the resolution of any such matters will have a materially adverse effect on the Company’s financial position or results of operations.

Commitments and other contingencies

The Company also administers escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. These escrow deposits amounted to $15.9 million and $77.4 million at September 30, 2023 and December 31, 2022, respectively. Such deposits are not reflected in the condensed consolidated balance sheets, but the Company could be contingently liable for them under certain circumstances (for example, if the Company disposes of escrowed assets). Such contingent liabilities have not materially impacted the results of operations or financial condition to date and are not expected to do so in the future.

See Note 17 in our condensed consolidated financial statements for information on our operating lease obligations.

13.  Accrued expenses and other liabilities

Accrued expenses and other liabilities include the following:

	September 30,	December 31,
	2023	2022
Employee benefits	$603	$3,782
Severance	492	4,984
Contract terminations	4,076	5,248
Premium taxes	1,786	3,862
Employee compensation	3,995	2,234
Other	4,642	3,237
Total accrued expenses and other liabilities	$15,594	$23,347

Workforce reduction plans

In 2022, the Company executed three separate workforce reduction plans (the “2022 Reduction Plans”) to reduce costs, improve Local branch-level profitability, and focus resources on its instant underwriting capabilities. The Reduction Plans during 2022 included the elimination of approximately 1,076 positions across the Company, or approximately 52% of the Company’s workforce as of December 31, 2022. On August 2, 2023, the Company committed to an additional workforce reduction plan (the “2023 Reduction” and collectively with the 2022 Reductions Plans, the “Reduction Plans”) to improve cost efficiency and focus on our instant underwriting technology and Underwriting operations. The 2023 Reduction included the elimination of approximately 70 positions across the Company, or approximately 17% of the Company’s then current workforce. The Company estimates that it will incur approximately $0.7 million in charges in connection with the 2023 Reduction, including cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs offset by forfeitures of bonus and stock-based compensation. The Company expects the execution of the Reduction Plans, including cash payments, will be substantially complete by December 31, 2023.

Liabilities associated with the Reduction Plans are included in accrued expenses and other liabilities in the condensed consolidated balance sheet as of September 30, 2023.

The following table summarizes activity related to the liabilities associated with the Reduction Plans:

Total
Balance as of January 1, 2023	$4,984
Charges incurred (1)	9,459
Payments and other adjustments	(13,951)
Balance as of September 30, 2023	$492

(1)	Charges incurred include interim salary for employees with known departure dates, employee benefits, severance, payroll taxes and related facilitation costs offset by forfeitures of bonus.

In the three and nine months ended September 30, 2023, forfeited stock-based compensation associated with the Reduction Plans was $0.2 million and $2.5 million, respectively. In the three and nine months ended September 30, 2022, forfeited stock-based compensation associated with the Reduction Plans was $1.1 million and $1.5 million, respectively. The charges incurred and forfeited stock-based compensation associated with the Reduction Plans primarily relate to the Company’s Corporate and Other reportable segment.

Contract terminations

Associated with the Company’s Reduction Plans and vendor management initiatives during the year ended December 31, 2022, the Company recorded $5.2 million in accelerated contract charges related to contracts that will continue to be incurred for the contracts’ remaining terms without economic benefit to the Company. Additionally, with the execution of the 2023 Reduction, the Company recorded $1.3 million during the three months ended  September 30, 2023 in accelerated contract charges related to contracts that will continue to be incurred for the contracts’ remaining terms without economic benefit to the Company. These contract termination charges were recorded in other operating expenses in the consolidated statements of operations. There were no accelerated contract charges recorded during the three and nine months ended September 30, 2022. As of September 30, 2023, total accrued liabilities related to these accelerated contract charges were $4.1 million.

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

For the three months ended September 30, 2023 and 2022, the Company made contributions for the benefit of employees of $0.2 million and $1.0 million, respectively, to the Retirement Savings Plan. For the nine months ended September 30, 2023 and 2022, the Company made contributions for the benefit of employees of $0.9 million and $2.5 million, respectively, to the Retirement Savings Plan.

15.  Research and development

For the three and nine months ended September 30, 2023 and 2022, the Company recorded the following related to research and development expenses and capitalized internally developed software costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses incurred	$755	$3,660	$4,108	$14,781
Capitalized internally developed software costs	1,939	8,393	6,676	25,603
Research and development spend, inclusive of capitalized internally developed software cost	$2,694	$12,053	$10,784	$40,384

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

For the three and nine months ended September 30, 2023, the Company recorded an impairment charge of $1.1 million related to internally developed software no longer in use. The Company does not expect to receive future economic benefit from the use of these assets and therefore, reduced the carrying amount to zero for these assets. The fair value of the impacted software was determined in accordance with ASC 360, Property, Plant, and Equipment, using a cash flow valuation methodology with Level 3 inputs, primarily internal revenue forecasts. The impairment of internally developed software primarily relates to our Corporate and Other segment. The internally developed software impairments are recorded in long-lived asset impairment in the consolidated statements of operations. There were no impairments of internally developed software during the three and nine months ended September 30, 2022.

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

On September 3, 2021, the Company filed a Registration Statement on Form S-1 (No. 333-258942), as amended, with the SEC (which was declared effective on September 8, 2021; and the Company subsequently filed a post-effective amendment thereto, which was declared effective on March 30, 2022), which related to, among other things, the issuance of an aggregate of up to 693,333 shares of common stock issuable upon the exercise of the Warrants. As of September 30, 2023 and December 31, 2022, the aggregate values of the Public Warrants were $0.1 million and $0.2 million, respectively, representing Public Warrants outstanding to purchase 460,000 shares of our common stock. As of September 30, 2023 and December 31, 2022, the aggregate values of the Private Warrants were $0.0 million and $0.1 million, respectively, representing Private Warrants outstanding to purchase 233,333 shares of our common stock. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrants and Sponsor Covered Shares liabilities in the condensed consolidated statements of operations.

17. Leases

The Company has operating leases consisting of office space and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of September 30, 2023, we have leases with remaining terms of 30 days to 4 years, some of which may include no options for renewal and others with options to extend the lease terms from 1 year to 5 years. The components of our operating leases were as follows:

	Nine Months Ended September 30,
	2023	2022
Components of lease expense:
Operating lease expense	$1,822	$2,741
Less sublease income	(272)	(13)
Net lease expense	1,550	2,728

Cash flow information related to leases:
Operating cash outflow from operating leases during the nine months ended September 30, 2023 and 2022	$3,272	$2,639

	September 30, 2023	September 30, 2022
Right-of-use assets obtained during the nine months ended September 30, 2023 and 2022 in exchange for new operating lease liabilities	$32	215
Weighted average remaining lease term (years)	3.73	4.53
Weighted average discount rate	10%	10%

	September 30, 2023	September 30, 2023
Maturities of lease liabilities:	Continuing Operations	Discontinued Operations
2023	$893	$835
2024	3,211	3,202
2025	2,422	2,727
2026	2,261	1,883
2027	1,992	850
Total lease payments	10,779	9,497
Less imputed interest	(1,741)	(1,395)
Lease liabilities	$9,038	$8,102

During the three and nine months ended September 30, 2023, the Company recorded a $0.0 million and $0.3 million in impairments in continuing operations on its operating lease right-of-use assets due to vacating locations as a result of a smaller workforce. The right-of-use asset impairments were recorded in long-lived asset impairment in the consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded a $2.5 million and $3.3 million in impairments in discontinuing operations on its operating lease right-of-use assets due to exiting the Local Component. The right-of-use asset impairments were determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the right-of-use asset was based on the estimated sublease income taking into consideration the time period it will take to obtain a sublessor, the uncertainty of obtaining a sublessor, vacancy rates in the associated market, and the sublease rate. The right-of-use asset impairments in continuing operations relate to our Corporate and Other segment. There were no impairments of operating lease right-of-use assets during the three and nine months ended September 30, 2022.

18.  Discontinued Operations

In the second and third quarters of 2023, the Company sold its assets used in or related to the Company’s Local Component. In conjunction with the sale of the Local Component, on June 9, 2023, the Company sold a title plant in Texas for a total sale price of $7.6 million. Costs to sell the title plant were $0.7 million. The sale of the title plant resulted in a realized gain of $3.8 million recorded in the gain (loss) on sales of discontinued operations line on the condensed consolidated statement of operations. With the execution of these agreements, the Company no longer has operations related to our previous Local retail branch footprint. With the final execution of these agreements during the third quarter of 2023, the Company determined that this represented a strategic shift that had a major effect on the Company’s operations and financial results, which triggered discontinued operations presentation, in accordance with ASC 205-20-45, for the Company's Local Component within its previous Distribution segment. Refer to Note 3 for additional details on the divestiture transactions.

The assets and liabilities associated with discontinued operations, including assets and liabilities sold in the Local Sales, assets separately disposed and remaining Local Component assets and liabilities, have been presented separately in our condensed consolidated balance sheets. The major assets and liability categories were as follows as of the dates indicated:

(In thousands, except share information)	September 30, 2023	December 31, 2022
Assets
Trade and other receivables (net of allowance for credit losses of $0 at September 30, 2023 and $75 at December 31, 2022)	$257	$751
Prepaid expenses, deposits and other assets	603	1,437
Lease right-of-use assets	3,278	13,910
Fixed assets (net of accumulated depreciation of $3,819 at September 30, 2023 and $7,847 at December 31, 2022)	476	2,359
Title plants	—	11,817
Goodwill	—	22,867
Assets held for disposal	$4,614	$53,141

Liabilities
Accounts payable	$99	$502
Accrued expenses and other liabilities	899	5,546
Lease liabilities	8,102	16,696
Senior secured credit agreement, net of debt issuance costs and original issue discount	—	7,415
Liability for loss and loss adjustment expenses	97	197
Liabilities held for disposal	$9,197	$30,356

Summary operating results of discontinued operations were as follows for the periods indicated:

	Three Months Ended September 30, 2023
	Local Component	Eliminations (1)	Total
Revenues:
Escrow, other title-related fees and other	$5,208	$(2,031)	$3,177
Investment, dividend and other income	(126)	—	(126)
Total revenues	$5,082	$(2,031)	$3,051

Operating expenses excluding impairments	$6,576	$(2,031)	$4,545
Goodwill impairment	—	—	-
Long-lived asset impairment	2,573	—	2,573
Total operating expenses	$9,149	$(2,031)	$7,118

Loss from discontinued operations	$(4,067)	$—	$(4,067)

Other (expense) income:
Interest expense	$(63)	$—	$(63)
Gain (loss) on sales of discontinued operations	772	—	772
Loss from discontinued operations before income taxes	$(3,358)	$—	$(3,358)

Income tax expense	(29)	—	(29)
Net loss from discontinued operations	$(3,387)	$—	$(3,387)

	Nine Months Ended September 30, 2023
	Local Component	Eliminations (1)	Total
Revenues:
Escrow, other title-related fees and other	$30,295	$(13,991)	$16,304
Investment, dividend and other income	(123)	—	(123)
Total revenues	$30,172	$(13,991)	$16,181

Operating expenses excluding impairments	$43,387	$(13,991)	$29,396
Goodwill impairment	—	—	-
Long-lived asset impairment	3,602	—	3,602
Total operating expenses	$46,989	$(13,991)	$32,998

Loss from discontinued operations	$(16,817)	$—	$(16,817)

Other (expense) income:
Interest expense	$(2,002)	$—	$(2,002)
Gain (loss) on sales of discontinued operations	(6,994)	—	(6,994)
Loss from discontinued operations before income taxes	$(25,813)	$—	$(25,813)

Income tax expense	(88)	—	(88)
Net loss from discontinued operations	$(25,901)	$—	$(25,901)

	Three Months Ended September 30, 2022
	Local Component	Eliminations (1)	Total
Revenues:
Escrow, other title-related fees and other	$20,686	$(10,733)	$9,953
Investment, dividend and other income	(12)	—	(12)
Total revenues	$20,674	$(10,733)	$9,941

Operating expenses excluding impairments	$31,099	$(10,733)	$20,366
Goodwill impairment	33,746	—	33,746
Long-lived asset impairment	—	—	-
Total operating expenses	$64,845	$(10,733)	$54,112

Loss from discontinued operations	$(44,171)	$—	$(44,171)

Other (expense) income:
Interest expense	$(1,009)	$—	$(1,009)
Gain (loss) on sales of discontinued operations	—	—	-
Loss from discontinued operations before income taxes	$(45,180)	$—	$(45,180)

Income tax expense	(29)	—	(29)
Net loss from discontinued operations	$(45,209)	$—	$(45,209)

	Nine Months Ended September 30, 2022
	Local Component	Eliminations (1)	Total
Revenues:
Escrow, other title-related fees and other	$70,681	$(37,915)	$32,766
Investment, dividend and other income	(62)	—	(62)
Total revenues	$70,619	$(37,915)	$32,704

Operating expenses excluding impairments	$105,611	$(37,915)	$67,696
Goodwill impairment	33,746	—	33,746
Long-lived asset impairment	—	—	-
Total operating expenses	$139,357	$(37,915)	$101,442

Loss from discontinued operations	$(68,738)	$—	$(68,738)

Other (expense) income:
Interest expense	$(2,949)	$—	$(2,949)
Gain (loss) on sales of discontinued operations	—	—	-
Loss from discontinued operations before income taxes	$(71,687)	$—	$(71,687)

Income tax expense	(88)	—	(88)
Net loss from discontinued operations	$(71,775)	$—	$(71,775)

(1)     Prior to the Local Sales, the Company’s consolidated statements of operations included premiums retained by Local Component Direct Agents as revenue for the Local Component and a corresponding deduction from the net premiums written for the Underwriting segment, which were presented in the Company’s segment reporting disclosures.  As such, these transactions are eliminated for purposes of this disclosure as they will not continue in periods subsequent to the Local Sales.

The depreciation and amortization, capital expenditures, sale proceeds and significant noncash operating items associated with the discontinued operations were as follows:

	Nine Months Ended September 30,
	2023	2022
Non-cash discontinued operating activities:
Impairment charges	$3,602	$33,746
Depreciation and amortization	452	670
Loss on sales of discontinued operations	(6,994)	—

Cash flows from discontinued investing activities:
Capital expenditures	$—	$1,770
Proceeds from sales of discontinued operations, net of cash disposed and working capital adjustments, and dividends from title plants	15,884	627

19. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Doma should be read together with the unaudited condensed consolidated financial statements as of September 30, 2023 and 2022 and for the three and nine months ended September 30, 2023 and 2022, together with the related notes thereto, contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as the audited consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020, together with related notes thereto, contained in our annual report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties and should be read in conjunction with the disclosures and information contained in “Cautionary Note Regarding Forward-Looking Statements” in the Annual Report. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A “Risk Factors” or in other parts of the Annual Report. Certain amounts may not foot due to rounding. All forward-looking statements in this Quarterly Report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

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

Overview

Doma was founded in 2016 to focus top-tier data scientists, product managers, and engineers on building game-changing technology to completely reimagine the residential real estate closing process. Our approach to the title process is driven by our innovative platform, Doma Intelligence. It provides a revolutionary new real estate closing platform that seeks to eliminate laborious, manual tasks involved in underwriting title insurance, performing core escrow functions, generating closing documentation and getting documents signed and recorded. The platform harnesses the power of data analytics, machine learning and natural language processing, which will enable us to deliver a more affordable and faster transaction. Doma’s machine intelligence algorithms are being trained and optimized on 30 years of historical anonymized transaction data allowing us to make underwriting decisions in less than a minute and significantly reduce the time, effort and cost of facilitating the entire closing process.

Discontinued Operations

Starting in the second quarter of 2023 and finalized in the third quarter of 2023, the Company sold its assets used in or related to the Company’s title insurance agency business operated through retail title offices (the Company’s ‘Local Component’). With the execution of these agreements, the Company no longer has operations related to our previous Local retail branch footprint. The Company determined that the execution of these agreements represented a strategic shift that had a major effect on the Company’s operations and financial results, which triggered discontinued operations presentation, in accordance with ASC 205-20-45, for the Company's Local Component within its previous Distribution segment. All periods presented have been revised to show results from continuing and discontinued operations, unless otherwise noted. For more information, refer to Part I, Item 1, Note 18 "Discontinued Operations."

Our Business Model

Our primary business activity is the issuance of residential and commercial title insurance on purchase and refinance transactions. We operate and report our business through two reporting segments, “Underwriting” and “Corporate and Other.” See “—Basis of Presentation” below.

Our Underwriting segment reflects the sale and execution of our underwriting and insurance services. These services are integrated with non-captive title and escrow agents in the market (“Third-Party Agents”) through our captive title insurance carrier. For customers sourced through the Third-Party Agents channel, we retain a portion of the title premium (approximately 16% - 18%) in exchange for underwriting risk to our balance sheet. The Third-Party Agents channel also includes the title underwriting and insurance services we provide to Lennar, a related party, for its home builder transactions.

Our Corporate and Other segment reflects our operations related to the execution of our title, escrow and settlement services through our Doma Enterprise channel. Our Doma Enterprise channel targets partnerships with national lenders and mortgage originators that maintain centralized lending operations ("Direct Agents"). Once an Enterprise partnership has been established, we integrate our Doma Intelligence platform with the partner’s production systems, to enable frictionless order origination and fulfillment. In addition, Corporate and Other includes investing activity related to our investment portfolio held outside of Underwriting.

Our expenses generally consist of direct fulfillment expenses related to closing a transaction and insuring the risk, customer acquisition costs related to acquiring new business, and other operating expenses as described below:

•

Direct fulfillment expenses – comprised of direct labor and direct non-labor expenses. Direct labor expenses refer to payroll costs associated with employees who directly contribute to the issuance of a title insurance policy. Some examples of direct labor expenses include underwriting, escrow and closing services related to our Enterprise channel, and customer service. Direct non-labor expenses refer to non-payroll expenses that are closely linked with underwriting policies, such as provision for claims, title examination expense, office supplies, and premium and other related taxes.

•	Customer acquisition costs – comprised of sales payroll, sales commissions, customer success payroll, and sales-related travel and entertainment.

•

Other operating expenses – all other expenses that do not directly contribute to the fulfillment or acquisition of a title insurance policy are considered other operating expenses. This category is predominately comprised of research and development costs, corporate support expenses, occupancy, and other general and administrative expenses.

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

Basis of Presentation

We report results for our two operating segments:

•

Underwriting – our Underwriting segment reflects the results of our title insurance underwriting business, including policies referred primarily through our Third-Party Agents channel. The referring agents retain approximately 82% - 84% of the policy premiums in exchange for their services. These retention rates vary by state and agent.

•

Corporate and Other – our Corporate and Other segment includes our operations related to the execution of our title, escrow and settlement services through our Doma Enterprise channel. Our Doma Enterprise channel targets partnerships with national lenders and mortgage originators that maintain centralized lending operations ("Direct Agents"). Once an Enterprise partnership has been established, we integrate our Doma Intelligence platform with the partner’s production systems, to enable frictionless order origination and fulfillment. Substantially all Doma Enterprise orders are underwritten by Doma. In addition, Corporate and Other includes investing activity related to our investment portfolio held outside of Underwriting.

Costs are allocated to the segments to arrive at adjusted gross profit, our segment measure of profit and loss. Our accounting policies for segments are the same as those applied to our consolidated financial statements, except as described below under “—Key Components of Revenues and Expenses.” Inter-segment revenues and expenses are eliminated in consolidation. See Note 7 in our condensed consolidated financial statements for a summary of our segment results and a reconciliation between segment adjusted gross profit and our loss from continuing operations before income taxes.

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

Through 2023, to combat inflation, the Federal Reserve raised the benchmark interest rate by a total of 100 basis points. Average interest rates for a 30-year fixed rate mortgage rose to 7.20% as of September 2023 as compared to 6.11% for the corresponding period of 2022. As interest rates rise, the outlook on refinance transactions continues to decline.

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

The following table presents our key operating and financial indicators from continuing operations, as well as the relevant generally accepted accounting principles (“GAAP”) measures, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except for open and closed order numbers)
GAAP financial data:
Revenue (1)	$76,240	$97,915	$226,331	$311,103
Gross profit (2)	$3,079	$2,329	$7,152	$2,703
Net loss	$(22,239)	$(38,904)	$(77,725)	$(121,016)
Non-GAAP financial data (3):
Retained premiums and fees	$15,425	$22,041	$46,209	$72,807
Adjusted gross profit	$6,021	$6,335	$15,865	$13,267
Ratio of adjusted gross profit to retained premiums and fees	39%	29%	34%	18%
Adjusted EBITDA	$(5,277)	$(22,435)	$(30,203)	$(89,192)

(1)

Revenue is comprised of (i) net premiums written, (ii) escrow, other title-related fees and other, and (iii) investment, dividend and other income. Net loss is made up of the components of revenue and expenses. For more information about measures appearing in our consolidated income statements, refer to “—Key Components of Revenue and Expenses—Revenue” below.

(2)

Gross profit, calculated in accordance with GAAP, is calculated as total revenue, minus premiums retained by agents, direct labor expense (including mainly personnel expense for certain employees involved in the direct fulfillment of policies) and direct non-labor expense (including mainly title examination expense, provision for claims, and depreciation and amortization). In our consolidated income statements, depreciation and amortization is recorded under the “other operating expenses” caption.

(3)

Retained premiums and fees, adjusted gross profit and adjusted EBITDA are non-GAAP financial measures. Refer to “—Non-GAAP Financial Measures” below for additional information and reconciliations of these measures to the most closely comparable GAAP financial measures.

Retained premiums and fees

Retained premiums and fees, a non-GAAP financial measure, is defined as total revenue under GAAP minus premiums retained by agents. See “—Non-GAAP Financial Measures” below for a reconciliation of our retained premiums and fees to gross profit, the most closely comparable GAAP measure, and additional information about the limitations of our non-GAAP measures.

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

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before interest, income taxes and depreciation and amortization, and further adjusted to exclude the impact of net loss from discontinued operations, stock-based compensation, severance and interim salary costs, goodwill impairment, long-lived asset impairment, accelerated contract expense, change in fair value of Local Sales Deferred Earnout, and the change in fair value of Warrant and Sponsor Covered Shares liabilities. See “—Non-GAAP Financial Measures” below for a reconciliation of our adjusted EBITDA to net loss, the most closely comparable GAAP measure and additional information about the limitations of our non-GAAP measures.

We review adjusted EBITDA as an important measure of our recurring and underlying financial performance, and believe it is useful to investors for the same reason.

Key Components of Revenues and Expenses

Revenues

Net premiums written

We generate net premiums by underwriting title insurance policies and recognize premiums in full upon the closing of the underlying transaction. For some of our Third-Party Agents, we also accrue premium revenue for title insurance policies we estimate to have been issued in the current period but reported to us by the Third-Party Agent in a subsequent period. See “—Critical Accounting Policies and Estimates— Accrued net premiums written from Third-Party Agent referrals” below for further explanation of this accrual. For the three and nine months ended September 30, 2023 and 2022, the average time lag between the issuing of these policies by our Third-Party Agents and the reporting of these policies or premiums to us has been approximately three months. Net premiums written is inclusive of the portion of premiums retained by Third-Party Agents, which is recorded as an expense, as described below.

To reduce the risk associated with our underwritten insurance policies, we utilize reinsurance programs to limit our maximum loss exposure. Under our reinsurance treaties, we cede the premiums on the underlying policies in exchange for a ceding commission from the reinsurer and our net premiums written exclude such ceded premiums.

Our principal reinsurance quota share agreement covers instantly underwritten policies from refinance and home equity line of credit transactions. Under this contract we cede 25% of the written premium on such instantly underwritten policies, up to a total reinsurance coverage limit of $80.0 million in premiums reinsured, after which we retain 100% of the written premium on instantly underwritten policies. Refer to Note 2 to the condensed consolidated financial statements above for additional details on our reinsurance programs.

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

This revenue item is most directly associated with our Enterprise channel within our Corporate and Other segment. For segment-level reporting, agent premiums retained by our Enterprise channel in our Corporate and Other segment are recorded as revenue under the “escrow, other title-related fees and other” caption of our segment income statements, while our Underwriting segment records a corresponding expense for insurance policies issued by us. The impact of these internal transactions is eliminated upon consolidation.

Investment, dividends and other income

Investment, dividends and other income are mainly generated from our investment portfolio. We primarily invest in fixed income securities, mainly composed of corporate debt obligations, certificates of deposit, U.S. Treasuries, foreign government securities and mortgage loans.

Expenses

Premiums retained by agents

When customers are referred to us and we underwrite a policy, the referring agent retains a significant portion of the premium, which typically amounts to approximately 82% - 84% of the premium. The portion of premiums retained by agents is recorded as an expense. These referral expenses relate exclusively to our Underwriting segment.

For segment-level reporting, premiums retained by our Direct Agents (which are recorded as Corporate and Other segment revenue) are recorded as part of “premiums retained by agents” expense for our Underwriting segment. The impact of these internal transactions is eliminated upon consolidation.

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

Other operating expenses

Other operating expenses are comprised of occupancy, maintenance and utilities, product taxes (for example, state taxes on premiums written), professional fees (including legal, audit and other third-party consulting costs), software licenses and sales tools, travel and entertainment costs, and depreciation and amortization, among other costs

Long-lived asset impairment

Long-lived asset impairment consists of non-cash impairment charges relating to operating lease right-of-use assets, internally developed software, and other fixed assets. We review these long-lived assets if events or changes in circumstances indicate that an impairment may exist. If the carrying value of these assets exceeds its fair value, an impairment loss equal to the excess is recorded.

Loss from discontinued operations

Loss from discontinued operations consists of the operating loss from the discontinued Local Component and the excess carrying amount of the Local Component sold business’s assets and liabilities over the fair value of any consideration received less costs to sell.

Change in fair value of Warrant and Sponsor Covered Shares liabilities

Change in fair value of Warrant and Sponsor Covered Shares liabilities consists of unrealized gains and losses as a result of recording our Warrants and Sponsor Covered Shares to fair value at the end of each reporting period

Income tax expense

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

Results of Operations

We discuss our historical results of operations below, on a continuing operations basis. Past financial results are not indicative of future results.

Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022

The following table sets forth a summary of our consolidated results of operations from continuing operations for the periods indicated, and the changes between periods.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$73,736	$94,488	$(20,752)	(22)%
Escrow, other title-related fees and other	844	2,674	(1,830)	(68)%
Investment, dividend and other income	1,660	753	907	120%
Total revenues	$76,240	$97,915	$(21,675)	(22)%
Expenses:
Premiums retained by agents	$60,815	$75,874	$(15,059)	(20)%
Title examination expense	969	1,810	(841)	(46)%
Provision for claims	3,337	4,167	(830)	(20)%
Personnel costs	15,521	36,288	(20,767)	(57)%
Other operating expenses	11,479	16,147	(4,668)	(29)%
Long-lived asset impairment	972	—	972	*
Total operating expenses	$93,093	$134,286	$(41,193)	(31)%

Operating loss from continuing operations	(16,853)	(36,371)	19,518	(54)%

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	263	1,438	(1,175)	(82)%
Interest expense	(5,495)	(3,575)	(1,920)	54%
Loss from continuing operations before income taxes	(22,085)	(38,508)	16,423	(43)%

Income tax expense	(154)	(396)	242	(61)%
Net loss from continuing operations	$(22,239)	$(38,904)	$16,665	(43)%

* = Not presented as prior period amount is zero

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$219,468	$299,080	$(79,612)	(27)%
Escrow, other title-related fees and other	2,606	10,340	(7,734)	(75)%
Investment, dividend and other income	4,257	1,683	2,574	153%
Total revenues	$226,331	$311,103	$(84,772)	(27)%
Expenses:
Premiums retained by agents	$180,122	$238,296	$(58,174)	(24)%
Title examination expense	2,943	6,809	(3,866)	(57)%
Provision for claims	11,954	13,901	(1,947)	(14)%
Personnel costs	58,363	132,124	(73,761)	(56)%
Other operating expenses	34,694	50,532	(15,838)	(31)%
Long-lived asset impairment	1,413	—	1,413	*
Total operating expenses	$289,489	$441,662	$(152,173)	(34)%

Operating loss from continuing operations	$(63,158)	$(130,559)	$67,401	(52)%

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	$386	$20,531	$(20,145)	(98)%
Interest expense	(14,487)	(10,331)	(4,156)	40%
Loss from continuing operations before income taxes	$(77,259)	$(120,359)	$43,100	(36)%

Income tax expense	(466)	(657)	191	(29)%
Net loss from continuing operations	$(77,725)	$(121,016)	$43,291	(36)%

* = Not presented as prior period amount is zero

Revenue

Net premiums written. Net premiums written decreased by $20.8 million, or 22%, in the three months ended September 30, 2023 compared to the same period in the prior year, driven by a 82% decrease in premiums from our Direct Agents channel and a 10% decrease in premiums from our Third-Party Agents channel. Net premiums written decreased by $79.6 million, or 27%, in the nine months ended September 30, 2023 compared to the same period in the prior year, driven by a 69% decrease in premiums from our Direct Agents channel and a 17% decrease in premiums from our Third-Party Agents channel.

For the three and nine months ended September 30, 2023, Direct Agents premium decline was driven by the discontinuing of the Local Component. For the three and nine months ended September 30, 2022, the decrease in premiums from our Third-Party Agents channel was driven by an overall decrease in market activity, specifically in the refinance market, resulting from the rising interest rate environment, partially offset by an increase in premiums associated with new home buildings that closed during the periods.

Escrow, other title-related fees and other. Escrow, other title-related fees and other decreased $1.8 million, or 68%, in the three months ended September 30, 2023 compared to the same period in the prior year, driven by the corresponding closed order decline of 91%. The decline in closed order activity was partially offset by higher search and title exam fees in our Underwriting operations. Escrow, other title-related fees and other decreased $7.7 million, or 75%, in the nine months ended September 30, 2023 compared to the same period in the prior year, driven by the corresponding closed order decline of 90%. The decline in closed order activity was partially offset by higher search and title exam fees in our Underwriting operations.

Investment, dividend and other income. Investment, dividend and other income increased $0.9 million, or 120%, and $2.6 million, or 153%, in the three and nine months ended September 30, 2023, respectively, compared to the same period in the prior year, primarily due to a larger invested asset base and the higher interest rate environment creating higher returns on invested assets.

Expenses

Premiums retained by agents. Premiums retained by agents decreased by $15.1 million, or 20%, in the three months ended September 30, 2023 and by $58.2 million, or 24% for the nine months ended September 30, 2023 compared to the same period in the prior year. These movements were driven principally by decreases in premium in our Third-Party Agents channel and our discontinued Local Component. There was no material change in the average commissions paid to our Third-Party Agents.

Title examination expense. Title examination expense decreased by $0.8 million, or 46%, and by $3.9 million, or 57%, in the three and nine months ended September 30, 2023, respectively, compared to the same period in the prior year, due to the corresponding declines in net premium written and escrow, other title-related fees and other revenue.

Provision for claims. Provision for claims decreased by $0.8 million, or 20%, in the three months ended September 30, 2023 compared to the same period in the prior year, primarily due to a reduction in the provision for claims related to the current year due to the corresponding decrease in premiums written.  For the three months ended September 30, 2023, reserve releases related to prior period policies were $0.2 million compared to reserve releases of $0.9 million for the corresponding period in the prior year. The provision for claims, expressed as a percentage of net premiums written, was 4.5% and 4.4% for the three months ended September 30, 2023 and 2022, respectively.

Provision for claims decreased by $1.9 million, or 14%, in the nine months ended September 30, 2023 compared to the same period in the prior year, primarily due to a reduction in the provision for claims related to the current year due to the corresponding decrease in premiums written. This was offset by an increase in reserve development for claims incurred from prior period business. For the nine months ended September 30, 2023, reserve increases related to prior period policies were $1.0 million compared to reserve releases of $3.3 million for the corresponding period in the prior year. The provision for claims, expressed as a percentage of net premiums written, was 5.4% and 4.6% for the nine months ended September 30, 2023 and 2022, respectively.

Personnel costs. Personnel costs decreased by $20.8 million, or 57%, in the three months ended September 30, 2023 and by $73.8 million, or 56%, in the nine months ended September 30, 2023 compared to the same period in the prior year, due to decreases in direct and indirect labor, corporate support and customer acquisition expenses from previously disclosed workforce reduction plans and the overall declines in revenue. The Company’s personnel costs benefited during the quarter as a result of the workforce reduction plans.

Other operating expenses. Other operating expenses decreased by $4.7 million, or 29%, in the three months ended September 30, 2023 and by $15.8 million, or 31%, in the nine months ended September 30, 2023 compared to the same period in the prior year, primarily due to corresponding decreases in personnel and revenues. The Company requires less operating expenses to support the lower revenue volume and personnel footprint. Declines in outside professional service fees, occupancy, IT hardware and software, travel and entertainment, and premium taxes resulting from the overall reduction in revenue and personnel all drove the decline in operating expenses.

Long-lived asset impairment. Long-lived asset impairment increased by $1.0 million and $1.4 million in the three months and nine months ended September 30, 2023, respectively, compared to the same period in the prior year, due to impairment of certain internally developed software and our operating lease right-of-use assets and related fixed assets related to vacating locations as a result of a smaller workforce.

Change in fair value of Warrant and Sponsor Covered Shares liabilities. The change in fair value of Warrant and Sponsor Covered Shares liabilities (as defined in Note 3) decreased by $1.2 million in the three months ended September 30, 2023 and by $20.1 million in the nine months ended September 30, 2023 compared to the same period in the prior year, due to changes in the inputs to the valuation of the liabilities, primarily the Company’s declining stock price. In 2022, the change in fair value of Warrant and Sponsor Covered Shares liabilities was a benefit resulting from a decline in the stock price during that period. The change in fair value of Warrant and Sponsor Covered Shares liabilities was a smaller benefit in the three and nine months ended September 30, 2022 due to the Company’s relatively lower warrant and stock price.

Interest expense. Interest expense increased by $1.9, or 54%, in the three months ended September 30, 2023 and by $4.2 million, or 40%, in the nine months ended September 30, 2023 compared to the same period in the prior year, due to a higher amount of debt outstanding, which is a result of the paid in kind interest expense on the $150.0 million Senior Debt facility that was funded during the first quarter of 2021.

Supplemental Key Operating and Financial Indicators Results Discussion – Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022

The following table presents our key operating and financial indicators for our continuing operations, including our non-GAAP financial measures, for the periods indicated, and the changes between periods. This discussion should be read only as a supplement to the discussion of our GAAP results above. See “—Non-GAAP Financial Measures” below for important information about the non-GAAP financial measures presented below and their reconciliation to the respective most closely comparable GAAP measures.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages and open and closed order numbers)
Retained premiums and fees	$15,425	$22,041	$(6,616)	(30)%
Adjusted gross profit	6,021	6,335	(314)	(5)%
Ratio of adjusted gross profit to retained premiums and fees	39%	29%	10%	36%
Adjusted EBITDA	$(5,277)	$(22,435)	$17,158	(76)%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages and open and closed order numbers)
Retained premiums and fees	$46,209	$72,807	$(26,598)	(37)%
Adjusted gross profit	15,865	13,267	2,598	20%
Ratio of adjusted gross profit to retained premiums and fees	34%	18%	16%	88%
Adjusted EBITDA	$(30,203)	$(89,192)	$58,989	(66)%

Retained premiums and fees

Retained premiums and fees decreased by $6.6 million, or 30%, and $ 26.6 million, or 37%, during the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year, driven by title policy declines across the Direct Agent and Third-Party Agent channels, partially offset by an increase in premiums associated with new home buildings that closed during the periods.

Adjusted gross profit

Adjusted gross profit decreased by $0.3 million, or 5%, during the three months ended September 30, 2023, compared to the same period in the prior year, due to the corresponding declines in retained premiums and fees and an increase in the provision for claims ratio partially offset by lower direct labor expenses as a percentage of revenue. Adjusted gross profit increased $ 2.6 million, or 20%, during the nine months ended September 30, 2023 compared to the same period in the prior year, due to lower direct labor expenses as a percentage of retained premiums and fees, and lower title exam and closing costs as a percentage of retained premiums and fees. Partially offsetting these factors were declines in retained premiums and fees and an increase in the provision for claims ratio.

Ratio of adjusted gross profit to retained premiums and fees

The ratio of adjusted gross profit to retained premiums and fees increased 10 percentage points and 16 percentage points during the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year due to lower direct labor as a result of the workforce reduction actions taken during the second half of 2022 and in the third quarter of 2023. Offsetting impacts to the ratio of adjusted gross profit to retained premiums and fees during the three and nine months ended September 30, 2023 were increases in the provision for claims ratio and premium taxes as a percentage of retained premiums and fees.

Adjusted EBITDA

Adjusted EBITDA improved by $17.2 million to negative $5.3 million and by $ 59.0 million to negative $30.2 million for the three and nine months ended September 30, 2023, respectively, due to the reduction in personnel and other operating expenses that are a direct result of the workforce reduction actions taken during the second half of 2022 and the third quarter of 2023 and the Company's efforts to close its discontinued operations.

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

Retained premiums and fees

The following presents our continuing operations retained premiums and fees and reconciles the measure to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue	$76,240	$97,915	$226,331	$311,103
Minus:
Premiums retained by agents	60,815	75,874	180,122	238,296
Retained premiums and fees	$15,425	$22,041	$46,209	$72,807
Minus:
Direct labor	3,289	7,655	10,424	32,186
Provision for claims	3,337	4,167	11,954	13,901
Depreciation and amortization	2,942	4,006	8,713	10,564
Other direct costs (1)	2,778	3,884	7,966	13,453
Gross Profit	$3,079	$2,329	$7,152	$2,703

(1)	Includes title examination expense, office supplies, and premium and other taxes.

Adjusted gross profit

The following table reconciles our continuing operations adjusted gross profit to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Gross Profit	$3,079	$2,329	$7,152	$2,703
Adjusted for:
Depreciation and amortization	2,942	4,006	8,713	10,564
Adjusted Gross Profit	$6,021	$6,335	$15,865	$13,267

Adjusted EBITDA

The following table reconciles our continuing operations adjusted EBITDA to our net loss, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss (GAAP)	$(25,626)	$(84,113)	$(103,626)	$(192,791)
Adjusted for:
Depreciation and amortization	2,942	4,006	8,713	10,564
Interest expense	5,495	3,575	14,487	10,331
Income taxes	154	396	466	657
EBITDA	$(17,035)	$(76,136)	$(79,960)	$(171,239)
Adjusted for:
Loss from discontinued operations, net of taxes	3,387	45,209	25,901	71,775
Stock-based compensation	4,659	6,858	12,485	24,107
Severance and interim salary costs	2,118	3,072	9,459	6,696
Long-lived asset impairment	972	—	1,413	—
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(263)	(1,438)	(386)	(20,531)
Accelerated contract expense	1,268	—	1,268	—
Change in fair value of Local Sales Deferred Earnout	(383)	—	(383)	—
Adjusted EBITDA	$(5,277)	$(22,435)	$(30,203)	$(89,192)

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

We had $80.3 million in cash and cash equivalents and restricted cash, $24.2 million in held-to-maturity debt securities, and $57.3 million in available-for-sale debt securities as of September 30, 2023. We believe our cash on hand, held-to-maturity debt securities, and the available-for-sale debt securities will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report.

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

On May 19, 2023, Old Doma and certain subsidiaries of the Company, as guarantors, entered into the third amendment to the Senior Debt agreement (the “Third Amendment”). The Third Amendment amends certain mandatory prepayment provisions related to the disposition of assets by Old Doma or any of its subsidiaries such that Old Doma is required, within five business days following the receipt of net cash proceeds from dispositions in excess of $750,000 in any fiscal year (other than certain permitted dispositions), to repay the outstanding principal amount of term loan borrowings in an amount equal to 100% of such excess net cash proceeds received by Old Doma or any of its subsidiaries from such dispositions, unless HSCM, as agent, otherwise agrees. Approximately two-thirds of the net cash proceeds from the Local Sales and from the sale of the title plant in Texas described in Note 2 to the condensed consolidated financial statements were used to repay $10.5 million of the Senior Debt. The remaining net cash proceeds from the Local Sales and from the sale of the title plant in Texas described in Note 2 to the condensed consolidated financial statements are recorded as a receivable from HSCM payable to us upon the occurrence of certain strategic events.

Other commitments and contingencies

Our commitments for leases, related to our office space and equipment, amounted to $20.3 million as of September 30, 2023 of which $1.7 million is payable in 2023. Refer to Note 17 to our condensed consolidated financial statements for a summary of our future commitments. Our headquarters lease expires in 2024. As of September 30, 2023, we did not have any other material commitments for cash expenditures.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(67,448)	$(139,197)
Net cash provided by (used in) investing activities	76,636	(55,596)
Net cash provided by (used in) financing activities	(10,283)	330

Operating activities

In the first nine months of 2023, net cash used in operating activities was $67.4 million driven by the net loss of $103.6 million and cash paid for accrued expenses of $13.2 million. This was offset by changes in trade and other receivables of $6.2 million, and non-cash costs including stock-based compensation expense of 11.4 million, depreciation and amortization of $9.2 million, loss on sales of discontinued operations of $7.0 million, and long-lived asset impairment of $5.0 million.

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

In the first nine months of 2023, net cash provided by investing activities was $76.6 million, and reflected $69.3 million of proceeds from the maturity of held-to-maturity and available-for-sale investments and proceeds from the sales of discontinued operations, net of cash disposed and working capital adjustments, and dividends from title plants of $15.9 million. Cash paid for fixed assets was $7.3 million in the same period, largely consisting of technology development costs related to the Doma Intelligence platform.

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

Financing activities

In the first nine months of 2023, net cash used in financing activities was $10.3 million driven by repayments on the Company's senior secured credit agreement of $10.5 million.

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

Our total loss reserve as of September 30, 2023 amounted to $82.5 million, which we believe, based on historical claims experience and actuarial analyses, is adequate to cover claim losses resulting from pending and future claims for policies issued through September 30, 2023.

A summary of the Company’s loss reserves is as follows:

	September 30, 2023		December 31, 2022
	($ in thousands)
Known title claims	$7,190	9%	$7,134	9%
IBNR title claims	75,325	91%	74,739	91%
Total loss reserves	$82,515	100%	$81,873	100%

We continually review and adjust our reserve estimates to reflect loss experience and any new information that becomes available.

Goodwill

We have significant goodwill on our balance sheet related to acquisitions, as goodwill represents the excess of the acquisition price over the fair value of net assets acquired and liabilities assumed in a business combination. Goodwill is tested and reviewed annually for impairment on October 1 of each year, and between annual tests if events or circumstances arise that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In addition, an interim impairment test may be completed upon a triggering event or when there is a reorganization of reporting structure or disposal of all or a portion of a reporting unit. As of September 30, 2023, we had $23.4 million of goodwill, relating to the North American Title Acquisition, which related to the Underwriting reporting unit.

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

We obtained a third-party valuation of the Sponsor Covered Shares as of December 31, 2022 using the Monte Carlo simulation methodology and based upon market inputs regarding stock price, dividend yield, expected term, volatility and risk-free rate. The share price represents the trading price as of each valuation date. The expected dividend yield is zero as we have never declared or paid cash dividends and have no current plans to do so during the expected term. The expected term represents the vesting period, which is 8.0 years. The expected volatility of 65.0% was estimated considering (i) the Doma implied volatility calculated using longest term stock option (ii) the Doma implied warrant volatility using the term of the Public and Private Warrants and (iii) median leverage adjusted (asset) volatility calculated using a set of Guideline Public Companies (“GPCs”). Volatility for the GPCs was calculated over a lookback period of 8.0 years (or longest available data for GPCs whose trading history was shorter than 8.0 years), commensurate with the contractual term of the Sponsor Covered Shares. The risk-free rate utilizes the 10-year U.S. Constant Maturity. Finally, the annual change in control probability is estimated to be 2.0%.

As of September 30, 2023, the Sponsor Covered Shares liability amounted to $0.1 million.

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

The Company’s debt security portfolio is subject to credit risk. For further information on the credit quality of the Company’s investment portfolio at September 30, 2023, see Note 4 to the consolidated financial statements.

The Company also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under our reinsurance programs. For information on our reinsurance programs, see Note 2 to the consolidated financial statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to litigation risk and expenses. Our past restructuring actions do not provide assurance that additional restructuring plans will not be required or implemented in the future. Further, restructuring plans may have other consequences, such as attrition beyond our planned workforce reductions, a negative impact on employee morale and productivity or our ability to attract or retain highly skilled employees. As a result, our restructuring plans may affect our revenue and other operating results in the future.

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

DOMA HOLDINGS, INC.
By:	/s/ Max Simkoff
	Name:	Max Simkoff

	Date:	November 9, 2023
	Title:	Chief Executive Officer
(Principal Executive Officer)

DOMA HOLDINGS, INC.
By:	/s/ Mike Smith
	Name:	Mike Smith

	Date:	November 9, 2023
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)