Form 10-K
period 2023-12-31
Doma Holdings, Inc.
filed 2024-04-01
CIK 1722438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $30,957,182, based on the closing price as reported on the New York Stock Exchange as of such date. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

As of March 28, 2024, there were 13,887,772 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the Registrant’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•	our projected financial information, anticipated growth rate and market opportunity;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our proposed Merger (defined below) with Parent (as defined below), including the likelihood of the satisfaction of the conditions to the completion of the Merger and whether and when the transaction will be consummated;

•	our ability to realize the expected benefits of the Merger;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (defined below);

•	the outcome of any legal proceedings that may be instituted against us and others relating to the Merger;

•	our ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	the accounting of our warrants as liabilities and any changes in the value of our warrants having a material effect on our financial results;

•	factors relating to our business, operations and financial performance, including:

◦	our ability to drive an increasing proportion of orders in our Enterprise channel through the Doma Intelligence platform;

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

◦	our ability to implement business plans, forecasts and other expectations, and identify and realize additional opportunities; and

◦	the impact of COVID-19 on our business;

◦

the impact on the real estate finance market from recent macroeconomic events and conditions that have resulted in a significant increase in interest rates largely due to actions of the U.S. Federal Reserve; and

•	other factors described in Part I, Item 1A “Risk Factors” set forth this Annual Report.

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

On March 28, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with RE Closing Buyer Corp., a Delaware corporation (“Parent”), and RE Closing Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Closing Parent Holdco, L.P., a Cayman Islands exempted limited partnership (“Topco”), the indirect parent company of Parent. Parent is part of the Title Resources Group, which operates a title insurance underwriting business.  Under the terms of the Merger, among other things, Parent would acquire our outstanding shares for $6.29 per share in cash.

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

Risks Related to Our Business and Industry

•	Legislative and regulatory responses to COVID-19 and resulting macroeconomic trends have adversely affected and could have adverse effects on our business in the future.
•	We have a history of net losses and could continue to incur substantial net losses in the future.
•

Our future growth and profitability depend in part on our ability to successfully operate in the highly competitive real estate and insurance industries; there is no assurance that we will be successful.

•	Our success depends to a significant extent on the timely rollout of our machine intelligence technology.
•	We have a limited operating history and a novel business model.
•	Many of our competitors in the real estate and title insurance industries have brands that are well recognized. Our brand may not become as widely known or accepted as incumbents’ brands.
•	We experienced quick growth and may not be able to manage future growth effectively.
•	Our growth depends on our ability to expand our product offerings and our prospects for growth may be adversely affected if we are unsuccessful.
•	Our product development cycles are complex, and we may incur significant expenses before we generate revenues and efficiencies, if any, from new products.
•

Our financial condition is affected by changes in economic conditions, particularly mortgage interest rates, credit availability and consumer confidence, and adverse changes in conditions may reduce our revenues.

•	Because our revenue depends on macroeconomic conditions, our results of operations fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
•	Our historical financial results as a private company may not be indicative of what our actual financial position or results of operations would have been as a public company or those we will achieve.
•	We may require additional capital to support business growth or to satisfy our regulatory capital and surplus requirements, and this capital might not be available on acceptable terms, if at all.
•	Cyber-attacks and security breaches could have an adverse effect on our business and expose us to liability.
•	Technology disruptions or failures, including our operational or security systems or infrastructure, or those of third parties, could disrupt our business or cause legal or reputational harm.
•	Our title and escrow business relies on data from consumers and unaffiliated third parties, the unavailability or inaccuracy of which could limit the functionality of our products.
•	Our success depends on our industry adopting new products at their current pace and the continued growth and acceptance of data science and machine intelligence-driven products.
•	We rely extensively on models in managing our business, and if they are not accurate or are misinterpreted, it could have a material adverse effect on our business and results of operations.
•	Our expansion will subject us to additional costs and risks, and we may not be successful.
•	Regulators may limit our ability to develop or implement our proprietary technology.
•	Our workforce reductions undertaken to re-balance our cost structure may not achieve our intended outcome.
•	Our results of operations depend, in part, on the performance of our investment portfolio.
•	Failures at financial institutions at which we deposit funds could adversely affect us.
•	Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.
•	There are risks associated with our indebtedness.

•	Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition.
•	State regulation of the rates we charge for title insurance could adversely affect our results of operations.
•	Denial of claims or our failure to properly pay claims could materially and adversely affect our business.
•	Unexpected increases in the volume or severity of claims may adversely affect our results of operations.
•	Our use of third-party agents could adversely impact the frequency and severity of title claims.
•	Reinsurance may be unavailable at current levels and prices, which may limit our ability to underwrite new policies; furthermore, reinsurance subjects us to counterparty risk.
•	We may be unable to prevent, monitor or detect fraudulent activity.
•	Failure to maintain our risk-based capital at the required levels could adversely affect us.

Risks Related to Our Intellectual Property

•	Our inability to obtain, maintain, protect or enforce our intellectual property could reduce the value of our products, services and brand.
•	If we are unable to protect the confidentiality of our trade secrets, our business would be harmed.
•	Third parties may allege that we violate their intellectual property rights and we may become subject to intellectual property disputes, which are costly.
•	We use licensed software in our business, and the inability to maintain these licenses, errors in the software or the terms of open source licenses could adversely affect our business.

Risks Related to Ownership of Our Securities

•	Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.
•	Future sales or issuances of shares of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
•

Delaware law and our organizational documents contain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

•	Delaware law may delay or prevent a change in control, and may discourage bids for our common stock at a premium over its market price.
•	The provisions of our certificate of incorporation regarding exclusive forum for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Risks Related to the Merger

•	The Merger is subject to various closing conditions, which may delay the Merger, result in additional expenditures of money and resources or reduce the anticipated benefits or result in the termination of the Merger Agreement.
•	Failure to complete the Merger may result in us paying a termination fee or reimbursement of expenses to the other party and could harm our common stock price and our future business and operations.

Risks Related to Accounting and Financial Reporting

•

We are an emerging growth company and a smaller reporting company and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

•	Our Public and Private Placement Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
•

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

Our mission is to remove friction and frustration from an antiquated real estate transaction process that has been stuck in the 19th century, buried in piles of paper and hampered by technology that is decades out of date. Our approach is based on our innovative cloud-based software platform, “Doma Intelligence,” which will enable us to deliver a significantly improved and more affordable customer experience at every point in the closing process of a home purchase or refinance. Doma’s broader mission is founded on the premise that home ownership represents a key milestone in life that should be available to all individuals.

Overview

Doma was founded in 2016 to focus top-tier data scientists, product managers, and engineers on building game-changing technology to completely reimagine the residential real estate closing process. Our approach to the title process is driven by our innovative platform, Doma Intelligence. It provides a revolutionary new real estate closing platform that seeks to eliminate laborious, manual tasks involved in underwriting title insurance, performing core escrow functions, generating closing documentation and getting documents signed and recorded. The platform harnesses the power of data analytics, machine learning and natural language processing, which enables us to deliver a more affordable and faster transaction. Doma’s machine intelligence algorithms are being trained and optimized on 30 years of historical anonymized transaction data allowing us to make underwriting decisions in less than a minute and significantly reduce the time, effort and cost of facilitating the entire closing process.

Our primary business activity is the issuance of residential and commercial title insurance on purchase and refinance transactions. We also provide title, escrow and settlement services for primarily residential refinance transactions. In refinance transactions, we reach homeowners refinancing existing mortgages on their homes through our referral relationships with large, centralized lenders and mortgage originators. These partners have developed operating and processing systems for originating and processing refinance transactions at scale. Our Doma Intelligence platform has been used for refinance transactions, with all of the Doma Enterprise order volume on the platform.  Our underwriting insurance business services Doma transactions in addition to purchase and refinance transactions for independent title agents. Our go-to-market strategy is centered on these two principal distribution channels, which we call "Third-Party Agents" for the independent title and escrow agents and “Doma Enterprise” for our referral relationships with large, centralized lenders and mortgage originators.

For orders driven through the Doma Intelligence platform, our technological edge allows us to provide a strong value proposition. To date, our technology has shown that it is capable of:

•

Providing machine learning enabled title commitments on over 80% of our title insurance orders driven through the Doma Intelligence platform with title commitment decisions made in one minute or less and full commitment appearing in typically less than an hour. This facilitates a dramatically faster experience than the typical three to five days for legacy title and escrow providers to deliver a title commitment;

•	Delivering a notably faster end-to-end process, with customers on average experiencing over 15% faster closings and closing 10% more reliably.

We believe we have an attractive business model with strong profitability as highlighted by our approximately 40% and 53% adjusted gross profit as a percentage of retained premiums and fees in our Underwriting segment for the years ended December 31, 2023 and 2022, respectively. We expect to meaningfully grow our business by expanding the use of the Doma Intelligence platform with our Third-Party Agents and identifying new ways to leverage our proven instant underwriting capabilities.

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

Discontinued Operations

Starting in the second quarter of 2023 and finalized in the third quarter of 2023, the Company sold its assets used in or related to the Company’s title insurance agency business operated through retail title offices (the Company’s ‘Local Component’). With the execution of these agreements, the Company no longer has operations related to our previous Local retail branch footprint. The Company determined that the execution of these agreements represented a strategic shift that had a major effect on the Company’s operations and financial results, which triggered discontinued operations presentation in the third quarter of 2023, in accordance with ASC 205-20-45, for the Company's Local Component within its previous Distribution segment. All periods presented have been revised to show results from continuing and discontinued operations, unless otherwise noted. For more information, refer to Part II, Item 8, Note 23 "Discontinued Operations."

Proposed Merger

On March 28, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with RE Closing Buyer Corp., a Delaware corporation (“Parent”), and RE Closing Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Closing Parent Holdco, L.P., a Cayman Islands exempted limited partnership (“Topco”), the indirect parent company of Parent. Under the terms of the Merger, among other things, Parent would acquire our outstanding shares for $6.29 per share in cash.

The Company’s board of directors, acting on the unanimous recommendation of a special committee comprised of independent and disinterested directors formed for the purpose of considering the transaction, unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, the Voting and Support Agreement (as defined below) and the other agreements contemplated by the Merger Agreement and the transactions contemplated thereby are fair, advisable and in the best interests of the Company and the disinterested stockholders and (ii) approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and the Voting and Support Agreement and the other agreements contemplated by the Merger Agreement and the transactions contemplated thereby, and (iii) resolved to submit and recommend the Merger Agreement to the Company’s stockholders for approval and adoption thereby.

A further description of the Merger Agreement, the Merger and certain inter-related transactions was included in the Company’s Current Report on Form 8-K, filed with the SEC on March 29, 2024, and incorporated herein by reference. For more information, also refer to Part II, Item 8, Note 24 "Subsequent Events."

Industry Background

A Large, Antiquated Market

Residential real estate is one of the largest markets and biggest contributors to the U.S. economy. Approximately 66% of American households owned a home as of the fourth quarter of 2023, according to the U.S. Census Bureau, and according to the Mortgage Bankers Association, there were nearly 4.8 million homes sold in 2023 for approximately $1.9 trillion of total transaction volume. There were a total of approximately 4.3 million mortgage originations in 2023, split between home purchase financings (approximately 77%) and mortgage refinancings (approximately 23%). Virtually all of these mortgages, whether related to a purchase or refinancing, required title insurance as well as escrow and closing services.

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

Unique Differentiators

The Opportunity for Doma in Title and Escrow

There are several factors that we believe gives Doma a meaningful first mover advantage in delivering a faster, more efficient, more enjoyable and more affordable solution across the title insurance and closing market:

•

A proprietary platform based on machine intelligence that has been purpose-built and refined specifically for the unique nuances encountered in U.S. residential real estate transactions and is being trained and optimized on 30 years of proprietary title insurance and closing data. Our extensively tested technology has both deepened and broadened referral partners’ reliance on Doma with solutions that remove entire chunks of the closing process.

•

A highly specialized approach to fulfilling key service functions that combines deep operational excellence with at-scale centralization to augment our technology-led product offerings and deliver a vastly improved level of service to referral partners and customers. We are powering the most optimal and affordable outcomes by combining cutting-edge technology with deep-market knowledge.

•

Owning the end-to-end process of closing, as both an escrow agency and a title insurance underwriter, Doma has a differentiated ability to innovate across the entire end-to-end process of writing a policy, from underwriting to the back-end processing. Our relentless focus on innovation and performance improvement drives new customer acquisition, and growth with existing referral partners, and underpins the high capital-efficiency of our business model.

The Traditional Title and Closing Experience

The process of going from an accepted offer on a home purchase to signed final documents—referred to as the title and closing process—is largely a cumbersome black box with little explanation provided to the customer as to why it takes an average of up to 45 days to complete, according a December 2023 report from ICE Mortgage Technology. The typical process, which is identical for refinance transactions, is outlined below for illustrative purposes:

•	Order for title insurance placed. A representative of the buyer, seller or the lender places an order for title insurance.

•

Title search begins. An individual at a title company begins a search to clear the title. This involves performing a search of historical property records, which is done digitally where possible, but often requires manual review of paper records depending on when the property last changed hands and the sophistication of the county office.

•

Title issues arise. Sometimes issues are discovered during the title search process that may need to be resolved prior to closing. Examples may include an incorrect legal description of the property on a deed or mortgage, unresolved liens from prior owners or ownership matters such as mistakes on a deed or missing heirs.

•	Title is cleared to close. Typically three to five days after the title search begins, the search is complete and any issues on a title are resolved. The title is then cleared to close.

•

Fee collaboration begins. Traditionally, fee collaboration involves a tedious process where individuals at both the title and escrow company as well as the lender manually compare itemized fees across the settlement statements in order to balance those fees and incorporate them into the closing documents.

•

Final document signing is coordinated. The title and escrow company schedules the signing event to involve a notary and all those who need to sign the closing documents, such as borrowers, sellers, buyers, attorneys and real estate agents. While a number of states allow for methods that enable the signing event to take place via an online video session, most signing events still take place in-person.

•	Post-closing process is initiated. In the final steps of closing after signing, payoff demands are processed, funds are disbursed, and the documents are recorded with the county.

•	Title insurance issued. A title insurance policy is issued to the owner and/or lender, protecting their interest(s) in the property.

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

Technology that Transforms the Experience

Doma Intelligence

Our vision is to architect the future of real estate transactions and create a vastly more simple, efficient, and affordable closing experience for current and prospective homeowners, lenders, title agents and real estate professionals. As a first step towards that goal, we chose to initially focus on transforming the underwriting portion of the real estate landscape.

To that end, we have built a proprietary platform called Doma Intelligence. We commercially launched the initial core feature of the Doma Intelligence platform in 2018 and have since built out a set of complementary features that extend cutting edge machine learning across the entire title and escrow process. This platform automates many aspects of the closing process, powered by data science, natural language processing and machine intelligence. Currently, all of our direct refinance order volume from our Doma Enterprise partners are fulfilled through our Doma Intelligence platform. Our machine intelligence algorithms are being trained and optimized on 30 years of historical data, allowing our Doma Intelligence platform to make a majority of our title underwriting decisions in less than a minute, significantly reducing the time, effort and cost of the closing process.

Doma Title, a product powered by Doma Intelligence,  replaces the time and labor-intensive title search process with a predictive algorithm that utilizes a forward-thinking, risk-based insurance model to produce title commitments automatically, compared to a multi-day process in the traditional path. More than 80% of orders passed through Doma Title today have machine learning enabled title commitment decisions made in one minute or less, with the full commitment appearing in typically less than an hour. As a result, transactions can be processed faster, with less back-and-forth between the parties. This increased speed will improve the pull-through rate of closings for our customers over time by shortening the time to close. Over more than five years of operations, Doma Title’s data-science driven, automated approach to the title curative process maintains the same degree of safety and protection for the policyholder against any outstanding issues on title.

The Doma Intelligence Platform Integration Options

Our integration offerings for lenders cover a range of integration channels that include:

•	Direct integrations to partner systems such as Loan Origination Systems (“LOS”) or other applications;

•	Integrations via third-party middleware; and

•

Doma Connect, a set of modern, RESTful public APIs that enable partners to create more seamless and efficient workflows with their own systems, rather than relying on email as a form of information exchange.

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

Underwriting Insurance Services

Doma Title Insurance, Inc., or referred to herein as “DTI” (formerly known as North American Title Insurance Company ("NATIC")), a subsidiary of Doma, is a seasoned title insurance underwriter with a national network of independent and affiliated title insurance agents authorized to issue title insurance policies for consumers and lenders. When a property claim arises against an underwriting policy, based on the policy issued, DTI provides coverage that includes losses from defects in the title that were not discovered during the search and examination. DTI offers products and services for all real estate transaction types, operates in 48 states and the District of Columbia and holds an A’ (A Prime), unsurpassed rating by Demotech, Inc. as of December 31, 2023. DTI’s team of underwriting attorneys provide legal guidance and answers to complex title issues with a guaranteed response time of one hour.

Growth Opportunities

We are in the early stages of a multi-year business model expansion to provide services to the residential real estate market. We intend to invest in our business to advance the efficiency, affordability, and quality of execution in real estate transactions through the adoption of our proprietary platform. Our growth opportunities and strategies include:

•

Innovate and advance the Doma Intelligence platform. We have developed a leading machine learning platform and a strong track record of technological innovation supported by our intellectual property portfolio. We are continuously optimizing and improving our machine learning platform to deliver title insurance and transaction services to lenders and homeowners with best-in-class customer service as well as high efficiency and accuracy, all at a lower cost to homeowners. We intend to continue making investments in research and development to strengthen our technical advantage in our platform’s architecture. We believe that our deep understanding of the regulatory framework and the embedded knowledge of the real estate industry in our machine learning platform will enable us to efficiently develop new offerings, which will further differentiate us relative to our competitors.

•

Drive increased usage within our existing base of partners. The value proposition of the Doma Intelligence platform is what drives wallet share expansion from our existing referral partners. We believe that our title insurance and transaction services allow our lender partners to quickly achieve improvements in efficiency that will let them process more loans with less overhead, driving meaningful profitability improvements. To drive more transactions from our Third-Party Agents and better serve them, we launched an ‘Accelerated Commitment’ refinance product in the fourth quarter of 2022, which uses the Doma Intelligence platform to reduce their curative and post-closing tasks. These efficiency gains in turn allow our independent title agents to focus on marketing and expanding their network.

•

Drive growth by acquiring new customers and partners. We believe that all constituents involved in residential real estate transactions will continue to embrace the benefits of our technology driven solutions and that the opportunity to continue growing our base of customers and referral partners, including centralized lenders, independent title agents and local realtors, is substantial. To drive new growth in new customers and referral partners, we intend to build on this momentum by identifying new ways to more quickly roll out our proven instant underwriting capabilities. Our instant, machine-learning based underwriting is our original core value driver. It has delivered value to many of the largest, most well-known mortgage originators in the country. We are also identifying more efficient and profitable ways to make this technology more widely available, with an emphasis on successfully deploying our technology with new distribution channels. We are working towards engaging in new partnerships with mortgage originators and the broader lending ecosystem in addition to independent title agents.

•

Expand our geographic footprint. As of December 31, 2023, we were licensed in 48 states and the District of Columbia for our underwriting services. There is opportunity to grow our presence in those geographic locations and gain approval and licensure in the states where we are not currently operating. We have a dedicated internal organization that is focused on establishing the operational infrastructure and obtaining the necessary state and local licensure to enter new geographies which will allow us to grow with new and existing customers and increase our market share over time.

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

Sales

We generate sales across two principal distribution channels:

•	Third-Party Agents. Comprised of independent title and escrow agents utilizing our underwriting insurance services.

•	Doma Enterprise. Represents partnerships with national lenders and mortgage originators that maintain centralized lending operations.

Our Third-Party Agent sales organization is comprised of sales professionals located across the United States. They engage with senior executive leadership at independent title and escrow agencies via traditional field sales techniques of phone calls, meetings and industry events. Strong educational content compliments the value proposition of underwriting insurance services for Third-Party agents.

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

State Licensing Requirements

We or one or more of our subsidiaries may need, and have obtained, one or more state licenses as a title insurance business and title agency in order to offer title insurance policies and to provide title escrow and closing services to close refinance and home sale transactions. Where we have obtained licenses, state licensing statutes may impose a variety of requirements and restrictions on us, including:

•	record-keeping requirements;

•	surety bond and minimum net worth requirements;

•	restrictions on insurance premium and escrow pricing and fees;

•	annual or biennial activity reporting and license renewal requirements;

•	notification and approval requirements for changes in principal officers, directors, stock ownership or corporate control;

•	restrictions on marketing and advertising;

•	individual licensing requirements;

•	anti-money laundering and compliance program requirements;

•	data security and privacy requirements; and

•	requirements for policy forms and endorsements and other customer-facing documents.

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

Properties

We primarily operate through a network of leased properties, including largely office spaces. We believe our existing facilities are adequate to meet our current business requirements and that we will be able to find suitable space to accommodate any potential future expansion. Our leased properties total approximately 165,304 square feet, with the most significant properties being our headquarters in San Francisco, California, and our insurance underwriter’s offices in Miami, Florida.

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

•	We have established guiding principles to help us achieve our top priority;

•	Embodying our culture and values to ensure everyone feels welcome, included and able to contribute;

•	Integrating a diversity and inclusion lens into everything we do;

•	Guiding team members regarding where they are and where they are going — and giving them the tools and resources to get there;

•	Supporting managers to become effective people leaders;

•	Taking a principled approach to providing fair, relevant and competitive compensation and benefits to a dynamic workforce with diverse needs; and

•	Leveraging data to better understand the employee experience and measure our success.

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

Employee Information

As of December 31, 2023, we employed 239 employees, primarily located in California, Florida and Texas. In 2022 and 2023, we adopted four separate workforce reduction plans to improve cost efficiency and focus resources on our instant underwriting capabilities. The execution of the reduction plans is substantially complete as of December 31, 2023. For additional information, see Note 17 “Accrued expenses and other liabilities—Workforce reduction plans” contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

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

We operate in the real estate industry and our business volumes are directly affected by market trends for mortgage refinancing transactions, existing real estate resale transactions and new real estate purchase transactions, particularly in the residential segment of the market. Our success depends on a high volume of residential and, to a lesser extent, commercial real estate transactions, throughout the markets in which we operate. This transaction volume affects all of the ways that we generate revenue, including the number of transactions our title insurance business underwrites. Responses to the COVID-19 pandemic initially led to a material decline in purchase transactions. Subsequent U.S. federal stimulus measures, including interest rate reductions by the Federal Reserve, and local regulatory initiatives, such as permitting remote notarization, eventually led to a quick recovery for the real estate industry and resulted in an increase in mortgage refinancing and purchase volumes. These initiatives also led to a greater demand for homes, higher home prices, and record low home inventories. In 2022 and 2023, high inflation and the Federal Reserve’s response to increase interest rates have adversely affected the real estate market. If inflation persists and the Federal Reserve continues to raise rates, or maintains rates at elevated levels, mortgage rates may rise and/or may have a material adverse impact on our results of operations and prospects. Additionally, other changes in the aforementioned economic policies and initiatives and/or existing or new limitations imposed by governmental authorities on processes and procedures attendant to real estate transactions, such as in-person showings, in-home inspections and appraisals and county recordings, negative market reactions to new measures, as well as COVID-19’s overall impact on the U.S. economy, continue to create volatility and uncertainty in the real estate market and may in the future have a material adverse impact on our results of operations and prospects.

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

We have incurred net losses on an annual basis since our incorporation in 2016. We incurred net losses of $302.2 million and $124.4 million for the years ended December 31, 2022, and 2023, respectively. As a result of these losses, we had an accumulated deficit of $494.8 million and $619.2 million as of December 31, 2022 and 2023, respectively. We continue to invest in our business to expand and improve our underwriting product offerings and enhance our customer experience and, as a result, losses could continue in the future. These investments may not result in increased revenue or growth in our business. If we fail to manage our losses or to grow our revenue sufficiently, our business will be seriously harmed.

In addition, as a public company, we have and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may also result in increased costs. We have incurred significant expenses related to the Merger, such as legal and accounting fees, which must be paid even if the Merger is not completed. Further, it is difficult to predict the size and growth rate of our market or demand for our underwriting products, and success of current or potential future competitors. The net losses we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and maintain or improve our gross margins to achieve and sustain profitability and to achieve our long-term working capital and capital expenditure requirements. It is possible we will not achieve profitability or, even if we do achieve profitability, we may not remain profitable for any substantial period of time.

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

Even though consumers have a legal right to select their own title insurance providers, consumers generally rely on referrals from real estate agents, lenders, developers and attorneys when selecting their title insurance providers. There is a great deal of competition among title insurance providers for these sources of transactions. We source a significant number of our customer transactions through our third-party title agents (“Third-Party Agent(s)”). We rely on our go-to-market team to attract, develop and retain these Third-Party Agents. However, our business and proprietary data science and machine intelligence algorithms are still nascent compared to the established business models and practices of the well-established incumbents in the title insurance industry. For example, the top four title insurance companies accounted for about 82% of industry-wide premium volume for the first nine months of 2023. These competitors rely on their well-established national brands, reputation and experience, size, financial strength and ratings. This competition could adversely affect demand for our products, reduce our market share and growth prospects, and potentially reduce our profitability. We may also be unable to attract and retain the business development talent necessary to compete with the well-established brands, regional underwriters and new entrants into the title and escrow industry.

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

Our success and ability to grow our business depend on retaining and expanding our Doma Enterprise partners. If we fail to add new Doma Enterprise partners or retain current Doma Enterprise partners, our business, revenue, operating results and financial condition could be harmed.

We acquire order volume from our Doma Enterprise partners. Our success and ability to grow depend on retaining and expanding our Doma Enterprise partner base. We must retain and expand our relationships with Doma Enterprise partners to significantly expand our order volumes, allow for future product offerings, achieve benefits of scale, and enhance the quantity and quality of proprietary data on which our machine intelligence technology’s capability is based.

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

The competition for new Doma Enterprise partners is also significant, and we may be unsuccessful in our attempts to expand our Doma Enterprise partner base, which could adversely affect our ability to grow. Moreover, the acquisition of a substantial number of new Doma Enterprise partners may require additional staffing and investment in customer acquisition. Our ability to obtain and retain Doma Enterprise partners depends on our ability to strengthen our reputation and brand, provide superior customer experiences, and maintain our competitive pricing. Additionally, some multi-state lenders may be reluctant to partner with us if they have long-established relationships with larger, traditional title insurers, whom they may perceive to offer reliability given their size, financial resources, and longevity.

Our success depends to a significant extent on the timely rollout of our machine intelligence technology across our underwriting operations.

On January 7, 2019, we acquired from the Lennar Corporation (“Lennar”), its subsidiary, NATIC (which has been renamed “Doma Title Insurance, Inc.” or referred to herein as “DTI”), a major national underwriter, and a significant volume portfolio of national retail operations under the North American Title Company brand (which was being rebranded as Doma Insurance Agency in its related markets) (collectively, the “Acquired Business”) (the “North American Title Acquisition”). Since the North American Title Acquisition, we have continued to invest in the development and rollout of our machine intelligence platform, Doma Intelligence, and have implemented several initiatives to realign the operations of the Acquired Business, including various sales of the Doma Insurance Agency business in 2023. We continue to transform the DTI’s operations, including implementing our machine intelligence technology in parts of our DTI operations. We continue to invest substantially in our machine intelligence technology, and our success depends to a significant extent on our ability to expand the use of our machine intelligence underwriting capabilities. Significant delays to our planned expansion of the Doma Intelligence platform in our underwriting operations, which could occur due to, among other reasons, technology adoption delays in our Doma Enterprise partners or Third-Party Agent network, availability of title and property data in certain areas, inability to hire or train adequate service personnel, or regulatory requirements, could have a material adverse impact on our results of operations and growth prospects, including our margin growth and ability to realize significant cost savings over time as manual processes are replaced with our data science-driven approach to underwriting services.

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

Prior to the recent rising interest rate environment beginning in 2022, we had experienced substantial growth in our operations, and we expect, as we expand our underwriting capabilities and as the interest rate environment improves, to again experience substantial growth in our business. Our rapid growth had placed, and in the future, may place, significant demands on management and our operational and financial resources. We have hired in periods of growth and expect to hire additional personnel to support any future rapid growth. Our organizational structure may become more complex as we add staff, and we will need to enhance our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and focus on the experience for current and prospective homeowners, lenders, title agents and real estate professionals. If we cannot manage our future potential growth effectively to maintain the quality and efficiency of our customer experience as well as the cost-effectiveness of our products, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.

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

Historically, the demand for products offered through our Doma Intelligence platform has been driven by mortgage refinancing activity, which has grown in periods of lower interest rates. If interest rates in the United States rise, or general mortgage activity decreases for any other reason, it is likely that mortgage activity will decline, which would negatively impact our business. If we do not further expand our customer and partner base or increase wallet share with existing partners, we may experience lower transaction volume than our historical volume or expectations during periods of lower mortgage activity.

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

Our revenue and results of operations could vary significantly from quarter to quarter and year to year, and may fail to match periodic expectations as a result of a variety of factors, many of which are outside of our control. Our results may vary from period to period as a result of fluctuations in the number of real estate transactions we handle, as well as fluctuations in the timing and amount of our expenses. In addition, the insurance industry is subject to its own cyclical trends and uncertainties, including fluctuating interest rates and real estate prices. Fluctuations and variability across the industry may also affect our revenue. As a result, comparing our results of operations on a period-to-period basis may not be meaningful, and the results of any one period should not be relied on as an indication of future performance. Our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price. In addition to other risk factors discussed in this section and elsewhere in this Annual Report, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to attract new customers and partners, and retain existing customers and partners, including in a cost-effective manner;
•	our ability to implement innovative initiatives and/or launch new or expand existing product offerings;
•	our ability to accurately forecast revenue and losses, and appropriately plan our expenses;
•	the effects of changes in search engine placement and prominence;
•	the effects of increased competition on our business;
•	our ability to successfully maintain our position in and expand in existing markets as well as successfully enter new markets;
•	our ability to protect our existing intellectual property and to create new intellectual property;
•	our ability to grow and effectively manage that growth;
•	the length and unpredictability of our sales cycle;
•	our ability to keep pace with technology changes in the title insurance industry;
•	the success of our sales, marketing and customer service efforts;
•	costs associated with defending claims, including title claims, intellectual property infringement claims, misclassifications and related judgments or settlements;
•	the impact of, and changes in, governmental or other regulation affecting our business;
•	changes in the economy generally, which could impact the industries in which we operate;
•	the attraction and retention of qualified employees and key personnel;
•	our ability to choose and effectively manage third-party service providers;
•	our ability to identify and engage in joint ventures and strategic partnerships;
•	the effectiveness of our internal controls; and
•	changes in our tax rates or exposure to additional tax liabilities.

The historical financial results of Old Doma included in prior year Annual Reports on Form 10-K may not be indicative of what our actual results of operations would have been as a standalone public company or those we will achieve in the future.

The historical financial results of Old Doma in prior year Annual Reports on Form 10-K may not reflect the results of operations or cash flows Old Doma would have achieved as a standalone public company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors: (i) we will incur additional ongoing costs as a result of the Business Combination, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); and (ii) our capital structure is different from that reflected in Old Doma’s historical financial statements. Our future results of operations could be materially different from amounts reflected in Old Doma’s historical financial statements included elsewhere in this Annual Report, so it may be difficult for investors to compare our future results to historical results or to evaluate Old Doma’s relative performance or trends in its business.

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

Cyberattacks and other malicious internet-based activity continue to increase. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state-supported actors now engage in attacks (including advanced persistent threat intrusions). In the fourth quarter of 2023, Fidelity National Financial, Inc. and First American Financial Corporation, two of the nation’s largest title insurance and settlement service providers, reported unauthorized activity on certain of its information technology systems. While this attack did not have any impact on our systems and had no material impact on our business or operations, it may indicate the specific targeting of the real estate settlement services industry. We may experience an increased risk of cyberattacks to the extent any such targeting exists and continues. We cannot guarantee that our or our vendors’ security measures will be sufficient to protect against unauthorized access to or other compromise of personal information. The techniques used to sabotage or to obtain unauthorized access to our or our vendors’ technology, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we or our vendors may be unable to implement adequate preventative measures or stop security breaches while they are occurring. The security measures that we have integrated into our technology, systems, networks and physical facilities, and any such measures implemented by our vendors, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss.

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

We are required to comply with laws, rules and regulations as well as contractual obligations that require us to maintain the security of personal information. We have contractual and legal obligations to notify relevant stakeholders of security breaches. We operate in an industry prone to cyberattacks. We have previously and may in the future become the target of cyberattacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. Failure to prevent or mitigate cyberattacks could result in the unauthorized access to personal information. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In July 2023, the Securities and Exchange Commission adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. See Part I, Item 1C “Cybersecurity” of this Annual Report for more details. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers or partners to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach of any of our vendors that process personal information of our customers may pose similar risks.

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

We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications and data centers, as well as those of certain third parties and affiliates. Our platform and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must be able to facilitate a title and escrow experience that equals or exceeds the experience provided by our competitors. We have or may in the future experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, team member misconduct, human error, computer hackers, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural or man-made disasters, weather and climate-related events, pandemics or other similar events, and our disaster recovery planning may not be sufficient for all situations. This is especially applicable when many of our team members work from their homes, as our team members access our secure networks through their home networks. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruption could interrupt or delay our ability to provide services to our Doma Enterprise partners, Third-Party Agents and consumers, and could also impair the ability of third parties to provide critical services to us.

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

The title and escrow process may not migrate to new technologies as quickly as (or at the levels that) we expect, and existing or future federal and state laws may prevent us from offering certain of our title and escrow products. For example, although a majority of states have enacted permanent remote online notarization, certain states do not allow remote notarization, and others may not enact permanent authorization for remote notarization, which may impact our ability to introduce our products in certain markets.

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

We rely extensively on models in managing many aspects of our business, including title insurance underwriting, fee balancing, document quality control, customer communications handling, liquidity and capital planning (including stress testing), and reserving. The models may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including failures to update assumptions appropriately or in a timely manner). Our assumptions may be inaccurate for many reasons, including that they often involve matters that are inherently difficult to predict and beyond our control (e.g., macroeconomic conditions and their impact on Doma Enterprise partners, Third-Party Agent and consumer behaviors and the ratio of title insurance claims to premiums collected), and they often involve complex interactions between several dependent and independent variables, factors and other assumptions. The errors or inaccuracies in our models may be material, and could lead us to make wrong or sub-optimal decisions in managing our business, and this could have a material adverse effect on our business, results of operations and financial condition.

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

We must comply with extensive federal and state government laws and regulations. We are also subject to various licensing requirements by individual state insurance departments and other regulators in the states in which we transact business. These laws, regulations and license requirements are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, increased required reserves or capital and surplus, and additional limits on our ability to grow or to achieve targeted profitability. Regulations to which we are subject include, but are not limited to:

•	prior approval of transactions resulting in a change of “control”;
•	approval of policy forms and premiums;
•	restrictions on the sharing of insurance commissions and payment of referral fees;

•	privacy regulation and data security;
•	regulation of corporate governance and risk management;
•	periodic examinations of operations, finances, market conduct and claims practices; and required periodic financial reporting;
•	statutory and risk-based capital solvency requirements, including the minimum capital and surplus our insurance subsidiary must maintain;
•	establishing minimum reserves that insurance carriers like our insurance subsidiary must hold to pay projected insurance claims;
•	required participation by our regulated insurance subsidiary in state guaranty funds;
•	restrictions on the type and concentration of our insurance subsidiary’s investments;
•	restrictions on the advertising and marketing of insurance by our insurance subsidiary;
•	restrictions on the adjustment and settlement of insurance claims by our insurance subsidiary;
•	restrictions on our insurance subsidiary’s use of rebates to induce a policyholder to purchase insurance;
•	restrictions on our insurance subsidiary’s sale, solicitation and negotiation of insurance;
•	prohibitions on the underwriting of insurance on the basis of race, sex, religion and other protected classes;
•	restrictions on the ability of our insurance subsidiary to pay dividends to us or enter into certain related party transactions without prior regulatory approval; and
•	rules requiring our insurance subsidiary’s maintenance of statutory deposits for the benefit of policyholders.

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

Also, given our short operating history to date and rapid rate of change, we are vulnerable to regulators identifying errors in certain of our operations, including those related to rates and fees charged to consumers, correct and timely policy issuance, and accurate and secure disbursement of funds. As a result of such noncompliance, regulators could impose fines, rebates or other penalties, including cease-and-desist orders with respect to our operations in an individual state, or all states, until the identified noncompliance is rectified.

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

Our success depends in part on our ability to expand into additional markets in the United States. As of December 31, 2023, DTI is licensed and operates in approximately 96% of the United States (by state count) and the District of Columbia. While we plan to expand, we cannot guarantee that we will be able to provide nationwide title and escrow services on any specific timeline or at all. Moreover, one or more states could revoke our license to operate, or implement additional regulatory hurdles that could preclude or inhibit our ability to obtain or maintain our license in such states.

As we seek to expand in the United States, we may incur significant operating expenses, although our expansion may not be successful for a variety of reasons, including because of:

•	barriers to obtaining the required government approvals, licenses or other authorizations;
•	failures in identifying and entering into joint ventures with strategic partners, or entering into joint ventures that do not produce the desired results;
•

challenges in, and the cost of, complying with various laws and regulatory standards, including with respect to the insurance business and insurance distribution, capital and outsourcing requirements, data privacy, tax and local regulatory restrictions;

•	difficulty in recruiting and retaining licensed, talented and capable employees;
•	competition from local incumbents that already own market share, better understand the local market, may market and operate more effectively and may enjoy greater local affinity or awareness;
•	the availability of accurate and comprehensive data sources, which we need to operate aspects of the Doma Intelligence platform;
•	unfavorable economic terms due to government-regulated insurance rates and premiums; and
•	differing market demand, which may make our product offerings less successful.

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

Our primary market risk exposures are to changes in interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risks” in this Annual Report. Our results of operations are directly exposed to changes in interest rates, among other macroeconomic conditions. Fluctuations in interest rates may also impact the interest income earned on floating-rate investments and the fair value of our fixed-rate investments. An increase in interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in interest rates increases the fair market value of fixed-rate investments. Our exposure to interest rate risk correlates to our portfolio of fixed income securities. In recent years, interest rates have been at or near historic lows but rapidly increased beginning in 2022 and in parts of 2023. A protracted low interest rate environment would place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the maturity of the securities included in our portfolio and the amount by which interest rates increase.

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

If any of our insurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and stockholders’ (deficit) equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity and financial rating, which would affect our ability to attract new business or to retain existing Distribution Partners and Third-Party Agents.

There are risks associated with our indebtedness.

On December 31, 2020, States Title entered into a credit agreement (the “Company Loan Agreement”) with Hudson Structured Capital Management Ltd. (“HSCM”) providing for a $150.0 million senior secured term loan (“Senior Debt”) that was funded by the lenders, which are affiliates of HSCM on January 29, 2021 (“Funding Date”). The Senior Debt matures five years from the Funding Date. States Title used a portion of the net proceeds from the Senior Debt to repay all amounts outstanding and owed under the note payable to Lennar Title Group, LLC, including approximately $65.5 million in aggregate principal amount outstanding and accrued interest.

Concurrently with the execution of the Merger Agreement, certain of the Company’s subsidiaries, the lenders party thereto and Hudson, as agent for such lenders, entered into an Agreement and Fourth Amendment to the Loan and Security Agreement (the “HSCM Fourth Amendment”) such that, among other things: (a) from the effective date of the HSCM Fourth Amendment through September 30, 2025, interest on the principal amount outstanding of the Senior Debt will accrue and capitalize and be added to the principal balance monthly at a per annum rate equal to 16.25%; (b) beginning October 1, 2025, interest on the Senior Debt will accrue at a per annum rate equal to 16.25%, (i) 10% of which shall accrue and be payable in cash monthly and (ii) the remainder of such interest shall accrue and capitalize and be added to the principal balance monthly; (c) the Company will make prepayments on the Senior Debt in an amount up to $16 million of net cash proceeds received from contingent payments earned by the Company pursuant to certain previous asset sales (but such payment shall be deferred until October 2025); (d) Subject to certain conditions, the Company will make monthly pre-payments of the Senior Debt under the Company Loan Agreement with cash on hand in excess of $7.5 million after October 1, 2025 in the event the Merger Agreement is terminated prior to the consummation of the Merger; (e) if reasonably requested by HSCM following a termination of the Merger Agreement prior to the consummation of the Merger, the Company would transfer all of its equity interests in Doma Title Insurance, Inc to a newly formed bankruptcy-remote entity and cause such equity interests to be pledged as collateral under the Company Loan Agreement; (f) the financial covenants in the Company Loan Agreement were modified, including, without limitation, the reduction of the minimum consolidated GAAP revenue financial covenant from $130 million to $50 million; and (g) the Company is permitted to incur indebtedness under the Topco Term Facility (as defined below) which indebtedness shall be senior in respect of payment and liens to the obligations under the Company Loan Agreement. In connection with the HSCM Fourth Amendment, HSCM shall be entitled to an amendment fee of $1.0 million, which fee became payable upon execution of the HSCM Fourth Amendment and shall be paid-in-kind and added to the Senior Debt.

Immediately after the effectiveness of the HSCM Fourth Amendment, HSCM, certain of the Company’s subsidiaries, the lenders party thereto and Parent entered into an Agreement and Fifth Amendment to Loan and Security Agreement (the “HSCM Fifth Amendment”) pursuant to which, at the closing of the Merger, HSCM will (a) accept certain consideration (as set forth in the HSCM Fifth Amendment, the “HSCM Payoff”) in full satisfaction of all indebtedness under the Company Loan Agreement and (b) release all liens securing the Company Loan Agreement. Pursuant to the HSCM Fifth Amendment, the Company’s obligation to make cash interest payments under the Company Loan Agreement shall be suspended until the earliest of (a) the termination of the Merger Agreement, (b) five business days after the End Date (as defined in the Merger Agreement), (c) the consummation of the Merger (without HSCM’s receipt of the HSCM Payoff) and (d) March 12, 2025 the (“Standstill Period”).  In addition, during the Standstill Period, HSCM and the lenders have agreed not to exercise remedies with respect to certain matters that would otherwise constitute events of default under the Company Loan Agreement. If the Standstill Period ends without the consummation of the Merger (without HSCM’s receipt of the HSCM Payoff), the Company’s cash interest payment obligations under the Company Loan Agreement will be as described in the HSCM Fourth Amendment.

Concurrently with the execution of the Merger Agreement, States Title and Topco, the indirect parent company of Parent, entered into a commitment letter (the “Topco Commitment Letter”), pursuant to which Topco committed to provide a $35 million senior secured delayed draw term loan facility (the “Topco Term Facility”) to States Title (with certain subsidiaries of States Title guaranteeing the obligations thereunder). The Topco Term Facility will have two tranches: (a) up to $25 million will be available to be drawn in up to three draws (each draw being for at least $5 million) between closing of the Topco Term Facility and December 31, 2024 and (b) up to $10 million will be available to be drawn in a single draw between January 1, 2025 and June 30, 2025, each tranche being subject to commitment reductions as set forth in the Topco Commitment Letter.   Each loan made thereunder will mature three years after it is drawn. The Topco Term Facility will be secured by a first priority lien on substantially all of the assets of States Title and the guarantors (subject to customary exceptions), senior to all existing and future liens securing debt for borrowed money (including the liens securing the Company Loan Agreement) and will be senior in right of payment to all existing and future debt for borrowed money (including the Company Loan Agreement), in each case, subject to certain exceptions. The terms of the subordination of the Company Loan Agreement shall be substantially as set forth in the Topco Commitment Letter and will include certain prohibitions on the exercise of remedies by the lenders under the Company Loan Agreement. Interest on each loan will accrue at a rate of Term SOFR (subject to a 1.0% floor) plus 9.0% per annum and will be payable quarterly in kind. The Topco Term Facility will include a fee of 5.0% per annum on all undrawn commitments, payable quarterly in cash, and an upfront fee of 3.0% of the commitments in respect of the Topco Term Facility at closing of the Topco Term Facility, payable upon the funding or termination of such commitments. Prepayments of the Topco Term Facility (subject to certain exceptions) will be subject to customary prepayment premiums. The Topco Term Facility will also include certain information rights and other customary covenants (including affirmative, negative and financial covenants) and mandatory prepayment provisions.

The provisions of the Company Loan Agreement, Topco Term Facility and any additional indebtedness we incur will limit our ability and the ability of our subsidiaries to, among other things, incur or assume debt, incur certain liens or permit them to exist, undergo certain changes in business, management, control or business locations, dispose of assets, make certain investments, merge with other companies, pay dividends and enter into certain transactions with affiliates. States Title is also required to comply with certain financial covenants set forth in the Company Loan Agreement and to be set forth in the Topco Term Facility.

In addition, a failure to comply with the provisions of our current and any additional indebtedness, including the Company Loan Agreement and Topco Term Facility, could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest plus the amount of any applicable prepayment premium, to be immediately due and payable. Such a default could also result in our inability to complete the Merger. If we were unable to repay those amounts, the lenders under our Senior Debt, Topco Term Facility, and any other future secured debt agreement could proceed against the collateral granted to them to secure that indebtedness.

The Senior Debt is, and the Topco Term Facility will be, secured by a first-priority pledge and security interest in substantially all assets of our wholly owned subsidiary States Title (which represent substantially all of our assets) and its existing and future domestic subsidiaries and is guaranteed by all of States Title’s domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). Any of these events could materially adversely affect our liquidity and financial condition.

Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including, without limitation, the following:

•

our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. We may be required to use a significant portion of our cash flow from operations and other available cash to service this indebtedness, thereby reducing the amount of cash available for other purposes, including capital expenditures, acquisitions and strategic investments;

•	our indebtedness and leverage may increase our vulnerability to downturns in our business, to competitive pressures, and to adverse changes in general economic and industry conditions;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, share repurchases, or other general corporate and other purposes may be limited; and

•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

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

As of December 31, 2023, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $391.9 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under section 382 of the Internal Revenue Code of 1986 (the “Code”), or otherwise. Of our NOLs, $0.2 million of losses will begin to expire in 2036 and the remainder of federal NOLs can be carried forward indefinitely.

We may be unable to fully use our NOLs, if at all. Under section 382 of the Code, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain stockholders, or groups of stockholders, who own at least 5% of a company’s stock over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We may have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we undergo an ownership change, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.

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

We annually perform impairment tests of the carrying values of our goodwill, other indefinite-lived intangible assets and other long-lived assets. We may also perform an evaluation whenever events may indicate an impairment has occurred. In assessing whether an impairment has occurred, we consider various factors including our long-term prospects, sustained declines in our market capitalization, negative macroeconomic trends or negative industry and company-specific trends. If we conclude that the carrying values of these assets exceed the fair value, we may be required to record an impairment of these assets. During the year ended December 31, 2023, the Company recognized a long-lived asset impairment charge of $1.5 million. See Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report for more details on the impairment charges recognized in 2023. Any substantial impairment that may be required in the future could have a material adverse effect on our results of operations or financial condition.

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

We underwrite title insurance policies referred through two principal channels: our Doma Enterprise partner referrals and other non-captive title and escrow agents in the market. For the title insurance policies we underwrite for Third-Party Agents, these agents may perform the title search and examination function or the agent may utilize our title and escrow products. In either case, the Third-Party Agent is responsible for ensuring that the search and examination is completed. The Third-Party Agent thus retains the majority of the title premium collected, with the balance remitted to our title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Our relationship with each Third-Party Agent is governed by an agency agreement defining how the Third-Party Agent issues a title insurance policy on our behalf. The agency agreement also sets forth the Third-Party Agent’s liability to us for policy losses attributable to the Third-Party Agent’s errors. For each Third-Party Agent with whom we enter into an agency agreement, financial and loss experience records are maintained. Periodic audits of our agents are also conducted and the number of Third-Party Agents with whom we transact business is strategically managed in an effort to reduce future expenses and manage risks. Despite efforts to monitor the Third-Party Agents with which we transact business, there is no guarantee that a Third-Party Agent will comply with its contractual obligations to us. Furthermore, we cannot be certain that, due to changes in the regulatory environment and litigation trends, we will not be held liable for errors and omissions by a Third-Party Agent. Accordingly, our use of Third-Party Agents could adversely impact the frequency and severity of title claims and could expose us to potential liability.

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

An adverse result in any infringement or misappropriation proceeding could subject us to significant damages, injunctions and reputational harm. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we may be forced to limit or stop sales of our relevant products and technology capabilities or cease business activities related to such intellectual property. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease selling or using products or services that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;
•	make substantial payments for legal fees, settlement payments or other costs or damages;
•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology;
•	redesign the allegedly infringing products to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible;

•

rebrand our products and services and/or be prevented from selling some of our products or services if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights; and/or

•	limit the manner in which we use our brands.

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

Risks Related to Ownership of Our Securities

The price of our securities may be volatile.

The price of our securities may fluctuate due to a variety of factors, including:

•	our failure to complete, delays in completing, or other developments related to the pending Merger;
•	changes in the industries in which we and our customers operate;
•	developments involving our competitors;
•	changes in laws and regulations affecting our business;
•	variations in our operating performance and the performance of our competitors in general;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	actions by stockholders, including the sale by investors of any of their shares of our common stock;
•	additions and departures of key personnel;
•	commencement of, or involvement in, litigation involving the combined company;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of our common stock available for public sale; and
•

general economic and political conditions, such as recessions, interest rates, housing prices, local and national elections, fuel prices, international currency fluctuations, corruption, political instability, and acts of war or terrorism.

These market and industry factors may materially reduce the market price of our securities regardless of our operating performance.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in the Senior Debt and Topco Term Facility as well as any future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant. Additionally, the Merger Agreement generally restricts our ability to pay any dividends on our common stock during the period between the execution and completion of the Merger Agreement. See also Item 1 “Business—Laws and Regulations—State Disclosure Requirements and Other Substantive Insurance Regulations” for additional discussion regarding potential restrictions on our ability to distribute dividends.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

As of December 31, 2023, holders of more than 10% of our common stock, our directors and executive officers and entities affiliated with them own a majority of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of the Merger or any other mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Concurrently with the execution of the Merger Agreement, LENX ST Investor, LLC and Len FW Investor, LLC ( “Lennar,” and together with LENX ST Investor, LLC, the “Lennar Stockholders”), the Company and Parent entered into a Voting and Support Agreement (the “Voting and Support Agreement”), pursuant to which the Lennar Stockholders have agreed, among other things and subject to the terms and conditions set forth therein, to vote or cause to be voted all shares of our common stock beneficially owned by the Lennar Stockholders (the “Voting Agreement Shares”) in favor of adopting the Merger Agreement and the transactions contemplated thereby, including the Merger. The Lennar Stockholders hold, collectively, approximately 25% of the voting power of our common stock. Under the Voting and Support Agreement, the Lennar Stockholders have agreed to, among other things, (a) vote the Voting Agreement Shares in favor of the Merger, the adoption of the Merger Agreement and the transactions contemplated thereby and (b) vote against any Alternative Acquisition Agreement (as defined in the Merger Agreement) and any other action or agreement (including, without limitation, any amendment of any agreement), amendment of the Company’s organizational documents or other action that is intended or would reasonably be expected to materially prevent or delay the consummation of the transactions contemplated by the Merger Agreement, including the Merger. The Voting and Support Agreement will automatically terminate upon the earliest of (i) written agreement of the parties thereto to terminate the Voting and Support Agreement, (ii) the valid termination of the Merger Agreement in accordance with its terms and (iii) the effective time of the Merger, and each Lennar Stockholder may terminate the Voting and Support Agreement as to itself upon the entry by the Company and Parent without the prior written consent of such Lennar Stockholder into any amendment, waiver or modification to the Merger Agreement that results in (x) a change to the form of consideration to be paid thereunder, (y) a decrease in the amount of Merger Consideration payable to the stockholders of the Company pursuant to the terms of the Merger Agreement as in effect on the date of the Voting and Support Agreement, or (z) an imposition of any material restrictions or additional constraints on the payment of the consideration thereunder.

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

The Delaware General Corporation Law (the “DGCL”) and our organizational documents contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in management. Among other things, our certificate of incorporation and bylaws includes provisions regarding:

•	providing for a classified board of directors with staggered, three-year terms;
•

the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	prohibiting cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•	the limitation of the liability of, and the indemnification of, our directors and officers;
•

the ability of our board of directors to amend our bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

As of December 31, 2023, we have no significant direct operations and no significant assets other than our ownership of our wholly owned subsidiary States Title. We will depend on States Title for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our common stock. The financial condition and operating requirements of States Title may limit our ability to obtain cash from States Title. The earnings from, or other available assets of, States Title may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations. Further, the provisions of the Senior Debt and Topco Term Facility will limit States Title ability and the ability of its subsidiaries to, among other things, pay dividends or make distribution to us. Additionally, the Merger Agreement generally restricts our ability to pay any dividends on our common stock during the period between the execution and completion of the Merger Agreement.

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

Risks Related to the Merger

The Merger is subject to various closing conditions, which may delay the Merger, result in additional expenditures of money and resources or reduce the anticipated benefits or result in the termination of the Merger Agreement.

On March 28, 2024, the Company entered into the Merger Agreement with Parent and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Topco, the indirect parent company of Parent.

The Merger is subject to the satisfaction (or waiver, to the extent permissible under applicable laws) of a number of closing conditions described in the Merger Agreement, including (i) approval of the Company’s Disinterested Stockholders (as defined in the Merger Agreement), (ii) consent, approval or authorization from relevant insurance regulatory agencies without the imposition of a Burdensome Condition (as defined in the Merger Agreement), (iii) absence of any order or injunction prohibiting the consummation of the Merger, (iv) subject in certain cases to customary materiality qualifiers, the accuracy of the representations and warranties contained in the Merger Agreement and compliance with the covenants contained in the Merger Agreement, (v) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement that is continuing, (vi) the completion of certain specified transactions as contemplated by the Merger Agreement, (vii) the repayment of the Company’s outstanding indebtedness under the Company Loan Agreement pursuant to the terms described below and (viii) the investment by Lennar into Topco. Many of the closing conditions are beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the Merger. The Company and Parent cannot predict with certainty whether or when any of these conditions will be satisfied. If any of these conditions are not satisfied or waived, it is possible that the Merger Agreement may be terminated.

Although the parties have agreed to use reasonable best efforts, subject to certain limitations, to complete the Merger, these and other conditions may fail to be satisfied. In addition, completion of the Merger may take longer, and could cost more, than we expect. The requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent them from occurring. Any delay in completing the Merger may adversely affect the cost savings and other benefits that we expect to achieve if the Merger and the integration of businesses are completed within the expected timeframe.

Failure to complete the Merger may result in us paying a termination fee or reimbursement of expenses to the other party and could harm our common stock price and our future business and operations.

If the Merger is not completed, we may be subject to the following risks:

•	Upon termination of the Merger Agreement, we may be required to pay a termination fee up to $3,188,734 if (a) there is any material breach of any representation, warranty, covenant or agreement set forth in the Merger Agreement on the part of the Company or (b) the Company Board authorizes the Company to enter into an alternative acquisition agreement with respect to a superior proposal;
•	we have incurred significant expenses related to the Merger, such as legal and accounting fees, which must be paid even if the Merger is not completed;
•	the price of our common stock may decline and remain volatile;
•	our reputation may be adversely impacted;
•	we may experience negative reactions from the financial markets and from our customers and employees. For example, we may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger;
•	the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed; and
•	we also could be subject to litigation related to the merger, any failure to complete the Merger or to proceedings commenced against us to perform our obligations under the Merger, which could result in significant costs to the Company, including any costs associated with the indemnification of directors and officers.

If the Merger is not completed, we cannot assure you that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

In addition, if the Merger Agreement is terminated and we determine to seek another business combination, there can be no assurance that we will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by Parent in the Merger, or any partner at all.

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

We have 11,500,000 public warrants and 5,833,333 private placement warrants, and have determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our consolidated balance sheets as of December 31, 2023 and December 31, 2022 contained in this Annual Report are derivative liabilities related to embedded features contained within the warrants.

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

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. We also may become the target of litigation from our involvement in the Business Combination as described in Note 1 “Organization and business operations” contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

Item 1B. Unresolved Staff Comments

None.

 Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, third party assessments, IT security, governance, risk and compliance reviews, audit applicable data policies, perform testing using external third-party tools and techniques to test security controls, conduct comprehensive annual and monthly employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews and tests of our information security program, penetration and vulnerability testing, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. We also conduct tabletop exercises to simulate responses to cybersecurity incidents. Our team of cybersecurity professionals then collaborate with technical and business stakeholders across our business units to further analyze the risk to the company, and form detection, mitigation and remediation strategies. The results of these assessments are reported to the Audit and Risk Committee.

Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our employee, business or customer data. In addition to new vendor onboarding, we perform risk management evaluations during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.

Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading: “If the security of the personal information that we (or our vendors) collect, store or process is compromised or is otherwise accessed without authorization, or if we fail to comply with our commitments and assurances regarding the privacy and security of such information, our reputation may be harmed and we may be exposed to significant liability and loss of business.” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Audit and Risk Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit and Risk Committee receive biannual updates from senior management, including leaders from our Information Security, Risk and Legal teams, regarding cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives.

Our cybersecurity risk management and strategy processes are overseen by leaders from our Information Security, Risk and Legal teams. Such individuals have decades of work experience in various roles involving information technology, including security, compliance, systems and programming, and/or hold industry recognized information security certifications. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit and Risk Committee on any appropriate items.

Item 2. Properties

We primarily operate through a network of leased properties, including largely office spaces. We believe our existing facilities are adequate to meet our current business requirements and that we will be able to find suitable space to accommodate any potential future expansion. Our leased properties total approximately 165,304 square feet, with the most significant properties being our headquarters in San Francisco, California, our insurance underwriter’s offices in Miami, Florida, and our operations in Arlington, Texas.

The following table lists the principal facilities leased by us as of December 31, 2023:

Location	Function	Approximate Square Feet
San Francisco, CA	Headquarters	12,248
Miami, FL	Underwriting	9,973
Arlington, TX	Operations	11,516

We believe that our headquarters, operations and underwriting centers are generally adequate to meet our long-term needs and business goals. See also the information set forth in Note 21 “Leases” contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report. Our headquarters are currently located in the leased space at 101 Mission Street, Suite 1050, San Francisco, California 94105.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for our Common Stock and Warrants

Our common stock have been listed on the New York Stock Exchange under the symbol “DOMA” since July 29, 2021. Our public warrants are trading on the OTC Pink Marketplace under the symbol “DOMAW”. Before the completion of the Business Combination, Capitol’s Class A common stock and public warrants were listed on the New York Stock Exchange under the symbol “CAP” and “CAP WS,” respectively.

Holders of Record

As of March 18, 2024, there were approximately 13,883,658 shares of common stock outstanding and 11,500,000 public warrants to purchase common stock outstanding, with 42 and 7 holders of record, respectively.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business, and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be at the discretion of our board of directors, subject to applicable laws and contractual obligations, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Additionally, the Merger Agreement generally restricts our ability to pay any dividends on our common stock during the period between the execution and completion of the Merger Agreement.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Doma should be read together with the audited consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023 and 2022 together with the related notes thereto, contained in this Annual Report on Form 10-K (this “Annual Report”). Management’s Discussion and Analysis of Financial Condition and Results of Operations generally includes tables with two year financial performance, accompanied by narrative for 2023. Certain prior year amounts have been reclassified to conform to the current year presentation under Accounting Standard Codification 205-20-45, “Discontinued Operations.” For further discussion of prior period financial results, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 8, 2023. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties and should be read in conjunction with the disclosures and information contained in “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A “Risk Factors” or in other parts of this Annual Report. Certain amounts may not foot due to rounding. All forward-looking statements in this Annual Report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

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

Costs are allocated to the segments to arrive at adjusted gross profit, our segment measure of profit and loss. Our accounting policies for segments are the same as those applied to our consolidated financial statements, except as described below under “—Key Components of Revenues and Expenses.” Intersegment revenues and expenses are eliminated in consolidation. See Note 7 in our consolidated financial statements for a summary of our segment results and a reconciliation between segment adjusted gross profit and our loss from continuing operations before income taxes.

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

Discontinued Operations

Starting in the second quarter of 2023 and finalized in the third quarter of 2023, the Company sold its assets used in or related to the Company’s title insurance agency business operated through retail title offices (the Company’s ‘Local Component’). With the execution of these agreements, the Company no longer has operations related to our previous Local retail branch footprint. The Company determined that the execution of these agreements represented a strategic shift that had a major effect on the Company’s operations and financial results, which triggered discontinued operations presentation, in accordance with ASC 205-20-45, for the Company's Local Component within its previous Distribution segment. All periods presented have been revised to show results from continuing and discontinued operations, unless otherwise noted. For more information, refer to Part II, Item 8, Note 23 "Discontinued Operations."

Proposed Merger

On March 28, 2024, the Company entered into the Merger Agreement with Parent and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Topco, the indirect parent company of Parent.

Under the terms of the Merger, among other things, Parent would acquire all outstanding shares of the Company for $6.29 per share in cash. The Company’s board of directors, acting on the unanimous recommendation of a special committee comprised of independent and disinterested directors formed for the purpose of considering the transaction, unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, the Voting and Support Agreement and the other agreements contemplated by the Merger Agreement and the transactions contemplated thereby are fair, advisable and in the best interests of the Company and the Disinterested Stockholders and (ii) approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and the Voting and Support Agreement and the other agreements contemplated by the Merger Agreement and the transactions contemplated thereby, and (iii) resolved to submit and recommend the Merger Agreement to the Company’s stockholders for approval and adoption thereby.

Assuming the satisfaction of the conditions set forth in the Merger Agreement, the Company expects the transactions contemplated thereby to close in the second half of 2024.

The stockholders of the Company will be asked to vote on the adoption of the Merger Agreement and the Merger at a stockholder meeting that will be held on a date to be announced as promptly as reasonably practicable following the customary review process by the Securities and Exchange Commission. The consummation of the Merger is not subject to a financing condition, but is subject to certain conditions to Closing, including (i) approval of the Company’s Disinterested Stockholders, (ii) consent, approval or authorization from relevant insurance regulatory agencies without the imposition of a Burdensome Condition, (iii) absence of any order or injunction prohibiting the consummation of the Merger, (iv) subject in certain cases to customary materiality qualifiers, the accuracy of the representations and warranties contained in the Merger Agreement and compliance with the covenants contained in the Merger Agreement, (v) no Company Material Adverse Effect having occurred since the date of the Merger Agreement that is continuing, (vi) the completion of certain specified transactions as contemplated by the Merger Agreement, (vii) the repayment of the Company’s outstanding indebtedness with HSCM pursuant to the terms described below and (viii) the investment by Lennar into Topco.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to conduct its businesses in the ordinary course between the execution and completion of the Merger Agreement, not to engage in certain kinds of transactions during such period (including payment of dividends outside of the ordinary course or as otherwise permitted under the Merger Agreement), to convene and hold a meeting of its stockholders to consider and vote upon the Merger, to cooperate with Parent in connection with obtaining financing for the transaction, to implement the reorganization of certain assets and liabilities of the Company relating to its technology solutions into a newly formed or selected subsidiary of the Company, to use reasonable best efforts to obtain regulatory consents, and, subject to certain customary exceptions, for the Company’s board of directors to recommend that its stockholders approve and adopt the Merger Agreement. The Merger Agreement also contains customary representations, warranties and covenants of Parent and Merger Sub, including a covenant to use reasonable best efforts to obtain the debt financing described below. The Merger Agreement contains a 50-day “go-shop” provision that allows the Company to, among other things, solicit, initiate, propose, induce, encourage, or facilitate discussions or negotiations with respect to Acquisition Proposals (as defined in the Merger Agreement). At the end of the “go-shop” period, the Company will cease such activities, and is subject to a customary “no-shop” provision that restricts the Company’s ability to, among other things, solicit Acquisition Proposals from third parties and to provide non-public information to, and engage in discussions or negotiations with, third parties regarding Acquisition Proposals after the “go-shop” period. The “no-shop” provision allows the Company, under certain circumstances and in compliance with certain obligations set forth in the Merger Agreement, to provide non-public information to any person and its representatives that has made a bona fide Acquisition Proposal that either constitutes, or would reasonably be expected to lead to, an Acquisition Proposal.

Parent and Merger Sub have represented that they will have sufficient cash at the Closing regardless of third-party financing, though have also secured committed debt financing to be provided by certain lenders (collectively, the “Lenders”) on the terms and subject to the conditions set forth in a debt commitment letter. The obligations of the Lenders to provide debt financing under the debt commitment letter are subject to a number of customary conditions.

The Merger Agreement contains certain termination rights for both the Company and Parent. If the Merger Agreement is terminated (1) by Parent as a result of the Company’s breach of its representations, warranties or covenants in a manner that would cause the related conditions to Closing to not be met and Company subsequently enters into an Alternative Acquisition Agreement (as defined in the Merger Agreement) and such transaction is subsequently consummated, or (2) as a result of the Company Board changing its recommendation and entering into an Alternative Acquisition Agreement and such transaction is subsequently consummated, or (3) if the Merger Agreement is terminated by Company in order to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal, the Company will be required to pay Parent a termination fee to Parent of $3,188,734. If the Merger Agreement is terminated by the Company in connection with Company’s entry into an Alternative Acquisition Agreement with respect to a Superior Proposal (as defined in the Merger Agreement) during the “go-shop” period or with an Exempted Person (as defined in the Merger Agreement), the Company will be required to pay Parent a lower termination fee of $1,822,134. The Merger Agreement also provides that either party may specifically enforce the other party’s obligations under the Merger Agreement. In addition to the foregoing termination rights, and subject to certain limitations, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by September 28, 2024 (the “End Date”), provided that if all of the conditions to closing of the Merger other than the obtainment of the certain specified insurance regulatory approvals have been satisfied or waived on or prior to the End Date, then the End Date shall automatically be extended to October 28, 2024 (“First Extension Date”), provided, further, that if all of the conditions to closing of the Merger, other than the receipt of requisite approval from the South Carolina Department of Insurance or requisite approval from the California Department of Insurance, have been satisfied or waived on or prior to the First Extension Date, then the First Extension Date shall automatically be extended to November 28, 2024. In the event that (a) the Agreement is terminated in accordance with the prior sentence and at the time of termination, all of the conditions to closing of the Merger have been satisfied or waived except for (i) any condition that is not satisfied due to breach by the Company of any representation, warranty, covenant or agreement in the Merger Agreement, (ii) the completion of certain specified transactions as contemplated by the Merger Agreement and (iii) conditions that by their nature can only be satisfied at or immediately prior to the closing of the Merger; (b) certain specified transactions have not been completed by June 26, 2024; and (c) the Company has not agreed to terminate the Agreement within five (5) days of Parent’s written notice to terminate, then the Company shall reimburse Parent for its reasonable and documented out-of-pocket expenses incurred between June 26, 2024 and the date of termination.

The foregoing description of the Merger Agreement and the transactions contemplated thereunder is not complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on March 29, 2024, and incorporated herein by reference.

For more information, also refer to Part II, Item 8, Note 24 "Subsequent Events."

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

Through 2023, to combat inflation, the Federal Reserve raised the benchmark interest rate by a total of 100 basis points. Average interest rates for a 30-year fixed rate mortgage were 6.81% in 2023 as compared to 5.34% in 2022. As interest rates rise, the outlook on refinance transactions continues to decline.

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

We continue to monitor economic and regulatory developments closely as we navigate the volatility and uncertainty in the current macroeconomic environment.

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

The following table presents our key operating and financial indicators from continuing operations, as well as the relevant generally accepted accounting principles (“GAAP”) measures, for the periods indicated:

	Year Ended
	2023	2022
	(in thousands, except for open and closed order numbers)
GAAP financial data:
Revenue(1)	$310,943	$399,978
Gross profit(2)	$11,947	$9,332
Net loss	$(95,288)	$(187,297)
Non-GAAP financial data(3):
Retained premiums and fees	$62,766	$92,937
Adjusted gross profit	$23,620	$24,409
Ratio of adjusted gross profit to retained premiums and fees	38%	26%
Adjusted EBITDA	$(33,035)	$(99,932)

_________________

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

Our business strategy is focused on leveraging our Doma Intelligence platform to provide an overall improved customer and referral partner experience and to drive time and expense efficiencies. In our Third-Party Agents channel, we provide our underwriting expertise and balance sheet to insure the risk on policies referred by such Third-Party Agents and, for that service, we typically receive approximately 16% - 18% of the premium for the policy we underwrite. As such, we use retained premiums and fees, which is net of the impact of premiums retained by agents, as an important measure of the earning power of our business and our future growth trends, and believe it is useful to investors for the same reasons.

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

Ratio of adjusted gross profit to retained premiums and fees

Ratio of adjusted gross profit to retained premiums and fees, a non-GAAP measure, expressed as a percentage, is calculated by dividing adjusted gross profit by retained premiums and fees. Both the numerator and denominator are net of the impact of premiums retained by agents because that is a cost related to our Underwriting segment over which we have limited control, as Third-Party Agents customarily retain approximately 82% - 84% of the premiums related to a title insurance policy referral pursuant to the terms of long-term contracts.

We view the ratio of adjusted gross profit to retained premiums and fees as an important indicator of our operating efficiency and the impact of our machine-learning capabilities, and believe it is useful to investors for the same reasons.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before interest, income taxes and depreciation and amortization, and further adjusted to exclude the impact of net loss from discontinued operations, stock-based compensation, severance and interim salary costs, long-lived asset impairment, accelerated contract expense, change in fair value of Local Sales Deferred Earnout, and the change in fair value of Warrant and Sponsor Covered Shares liabilities. See “—Non-GAAP Financial Measures” below for a reconciliation of our adjusted EBITDA to net loss, the most closely comparable GAAP measure and additional information about the limitations of our non-GAAP measures.

We review adjusted EBITDA as an important measure of our recurring and underlying financial performance, and believe it is useful to investors for the same reason.

Key Components of Revenues and Expenses

Revenues

Net premiums written

We generate net premiums by underwriting title insurance policies and recognize premiums in full upon the closing of the underlying transaction. For some of our Third-Party Agents, we also accrue premium revenue for title insurance policies we estimate to have been issued in the current period but reported to us by the Third-Party Agent in a subsequent period. See “—Critical Accounting Policies and Estimates— Accrued net premiums written from Third-Party Agent referrals” below for further explanation of this accrual. For the years ended 2023 and 2022, the average time lag between the issuing of these policies by our Third-Party Agents and the reporting of these policies or premiums to us has been approximately three months. Net premiums written is inclusive of the portion of premiums retained by agents, which is recorded as an expense, as described below.

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

Income tax expense

Although we are in a consolidated net loss position and report our federal income taxes as a consolidated tax group, we incur state income taxes in certain jurisdictions where we have profitable operations. Additionally, we incur mandatory minimum state income taxes in certain jurisdictions. Also, we have recognized deferred tax assets but have offset them with a full valuation allowance, reflecting substantial uncertainty as to their recoverability in future periods. Until we report at least three years of cumulative profitability, we may not be able to realize the tax benefits of these deferred tax assets.

Results of Operations

We discuss our historical results of operations below, on a consolidated basis and by segment. Past financial results are not indicative of future results. As previously mentioned, our results of operations include tables with two years of financial performance, accompanied by narrative for 2023 as compared to 2022. For further discussion of prior period financial results, refer to our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written (1)	$301,703	$385,253	$(83,550)	(22)%
Escrow, other title-related fees and other	3,342	11,694	(8,352)	(71)%
Investment, dividend and other income	5,898	3,031	2,867	95%
Total revenues	$310,943	$399,978	$(89,035)	(22)%

Expenses:
Premiums retained by agents (2)	$248,177	$307,041	$(58,864)	(19)%
Title examination expense	3,859	8,142	(4,283)	(53)%
Provision for claims	14,764	14,781	(17)	(0)%
Personnel costs	71,074	163,604	(92,530)	(57)%
Other operating expenses	46,460	72,449	(25,989)	(36)%
Long-lived asset impairment	1,499	29,524	(28,025)	(95)%
Total operating expenses	$385,833	$595,541	$(209,708)	(35)%

Operating loss from continuing operations	$(74,890)	$(195,563)	$120,673	(62)%

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	453	21,317	(20,864)	(98)%
Interest expense	(20,323)	(14,106)	(6,217)	44%
Loss from continuing operations before income taxes	$(94,760)	$(188,352)	$93,592	(50)%

Income tax benefit (expense)	(528)	1,055	(1,583)	(150)%
Loss from continuing operations, net of taxes	$(95,288)	$(187,297)	$92,009	(49)%

Revenue

Net premiums written. Net premiums written decreased by $83.6 million, or 21.7%, for the year ended December 31, 2023 compared to the same period in the prior year, driven by a 73% decrease in premiums from our Direct Agents channel and a 11% decrease in premiums from our Third-Party Agents channel.

For the year ended December 31, 2023, Direct Agents premium decline was driven by the discontinuing of the Local Component. For the year ended December 31, 2023, the decrease in premiums from our Third-Party Agents channel was driven by an overall decrease in market activity, specifically in the refinance market, resulting from the rising interest rate environment, partially offset by an increase in premiums associated with new home buildings that closed during the periods.

Escrow, other title-related fees and other.

Escrow, other title-related fees and other decreased $8.4 million, or 71.4%, in the year ended December 31, 2023 compared to the same period in the prior year, driven by the corresponding closed order decline of 89%. The decline in closed order activity was partially offset by higher search and title exam fees in our Underwriting operations.

Investment, dividend and other income. Investment, dividend and other income increased $2.9 million or 94.6% for the year ended December 31, 2023 compared to the same period in the prior year, primarily due to a larger invested asset base and the higher interest rate environment creating higher returns on invested assets.

Expenses

Premiums retained by agents. Premiums retained by agents decreased by $58.9 million, or 19.2%, for the year ended December 31, 2023 compared to the same period in the prior year. These movements were driven principally by decreases in premium in our Third-Party Agents channel and our discontinued Local Component. There was no material change in the average commissions paid to our Third-Party Agents.

Title examination expense. Title examination expense decreased by $4.3 million, or 52.6%, for the year ended December 31, 2023 compared to the same periods in the prior year, due to the corresponding declines in net premium written and escrow, other title-related fees and other revenue.

Provision for claims. Provision for claims decreased by $0.0 million, or 0.1%, for the year ended December 31, 2023 compared to the same period in the prior year primarily due to a reduction in the provision for claims related to the current year due to the corresponding decrease in premiums written which was offset by lower reserve releases from prior period business. For the year ended December 31, 2023, reserve releases related to prior period policies were $0.1 million compared to reserve releases of $6.4 million for the corresponding period in the prior year. The provision for claims, expressed as a percentage of net premiums written, was 4.9% and 3.8% for the year ended December 31, 2023 and 2022, respectively.

Personnel costs. Personnel costs decreased by $92.5 million, or 56.6%, for the year ended December 31, 2023 compared to the same period in the prior year, due to decreases in direct and indirect labor, corporate support and customer acquisition expenses from previously disclosed workforce reduction plans and the overall declines in revenue. The Company’s personnel costs benefited during the year as a result of the workforce reduction plans. For additional information, see Note 17 “Accrued expenses and other liabilities—Workforce reduction plans” contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Other operating expenses. Other operating expenses decreased by $26.0 million, or 35.9%, for the year ended December 31, 2023 compared to the same period in the prior year, due to corresponding decreases in personnel and revenues. The Company requires less operating expenses to support the lower revenue volume and personnel footprint. Declines in IT hardware and software, outside professional service fees, occupancy, travel and entertainment, and premium taxes resulting from the overall reduction in revenue and personnel all drove the decline in operating expenses.

Long-lived asset impairment. Long-lived asset impairment decreased by $28.0 million in the year ended December 31, 2023 due to impairment of certain internally developed software and impairment of our operating lease right-of-use assets and related fixed assets related to vacating locations as a result of a smaller workforce in 2022.

Change in fair value of Warrant and Sponsor Covered Shares liabilities. The change in the fair value of Warrant and Sponsor Covered Shares (as defined in Note 2) liabilities decreased by $20.9 million, or 97.9%, for the year ended December 31, 2023 compared to the same period in the prior year, due to changes in the inputs to the valuation of the liabilities, primarily the Company’s declining stock price. In 2022, the change in fair value of Warrant and Sponsor Covered Shares liabilities was a benefit resulting from a decline in the stock price during that period. The change in fair value of Warrant and Sponsor Covered Shares liabilities was a smaller benefit in the year ended December 31, 2023 due to the Company’s relatively lower warrant and stock price.

Interest expense. Interest expense increased by $6.2 million, or 44.1%, for the year ended December 31, 2023 compared to the same period in the prior year, due to a higher amount of average debt outstanding, which is a result of the paid in kind interest expense on the $150.0 million Senior Debt facility that was funded during the first quarter of 2021.

Supplemental Key Operating and Financial Indicators Results Discussion – Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

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

	Year Ended December 31,
	2023	2022	$ Change		% Change
	(in thousands, except percentages and open and closed order numbers)
Retained premiums and fees	$62,766	$92,937	$(30,171)		(32)%
Adjusted gross profit	23,620	24,409	(789)		(3)%
Ratio of adjusted gross profit to retained premiums and fees	38%	26%	12	p.p	44%
Adjusted EBITDA	$(33,035)	$(99,932)	$66,897		(67)%

Retained premiums and fees

Retained premiums and fees decreased by $30.2 million, or 32%, for the year ended December 31, 2023 compared to the same periods in the prior year, driven by title policy declines across the Direct Agent and Third-Party Agent channels, partially offset by an increase in premiums associated with new home buildings that closed during the periods.

Adjusted gross profit

Adjusted gross profit decreased by $0.8 million, or 3%, for the year ended December 31, 2023 compared to the same period in the prior year, due to declines in retained premiums and fees in the same periods. Partially offsetting the decline in retained premiums were lower direct labor expenses as a percentage of retained premiums and fees and lower title exam and closing costs as a percentage of retained premiums and fees.

Ratio of adjusted gross profit to retained premiums and fees

The ratio of adjusted gross profit to retained premiums and fees increased 12% percentage points for the year ended December 31, 2023 compared to the same period in the prior year due to lower direct labor as a result of the workforce reduction actions taken during the second half of 2022 and in the third quarter of 2023. Offsetting impacts to the ratio of adjusted gross profit to retained premiums and fees during the year ended December 31, 2023 were increases in the provision for claims ratio and premium taxes as a percentage of retained premiums and fees.

Adjusted EBITDA

Adjusted EBITDA improved by $66.9 million, or 67%, to negative $33.0 million for the year ended December 31, 2023, due to the reduction in personnel and other operating expenses that are a direct result of the workforce reduction actions taken during the second half of 2022 and the third quarter of 2023 and the Company's efforts to close its discontinued operations.

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

Retained premiums and fees

The following presents our continuing operations retained premiums and fees and reconciles the measure to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenue	$310,943	$399,978
Minus:
Premiums retained by agents	248,177	307,041
Retained premiums and fees	$62,766	$92,937
Minus:
Direct labor	13,286	37,312
Provision for claims	14,764	14,781
Depreciation and amortization	11,673	15,077
Other direct costs(1)	11,096	16,435
Gross Profit	$11,947	$9,332

________________

(1)Includes title examination expense, office supplies, and premium and other taxes.

Adjusted gross profit

The following table reconciles our continuing operations adjusted gross profit to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Gross Profit	$11,947	$9,332
Adjusted for:
Depreciation and amortization	11,673	15,077
Adjusted Gross Profit	$23,620	$24,409

Adjusted EBITDA

The following table reconciles our continuing operations adjusted EBITDA to our net loss, the most closely comparable GAAP financial measure, for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net loss (GAAP)	$(124,414)	$(302,209)
Adjusted for:
Depreciation and amortization	11,673	15,077
Interest expense	20,323	14,106
Income taxes	528	(1,055)
EBITDA	$(91,890)	$(274,081)
Adjusted for:
Loss from discontinued operations, net of taxes	29,126	114,912
Stock-based compensation	17,141	29,679
Severance and interim salary costs	10,287	16,130
Long-lived asset impairment	1,499	29,524
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(453)	(21,317)
Accelerated contract expense	1,268	5,221
Change in fair value of Local Sales Deferred Earnout	(13)	—
Adjusted EBITDA	$(33,035)	$(99,932)

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

We had $71.2 million in cash and cash equivalents and restricted cash, $18.2 million in held-to-maturity debt securities, and $58.0 million in available-for-sale debt securities as of December 31, 2023. The restricted net assets of Doma Title Insurance, Inc. (“DTI”), our title insurance subsidiary, are a significant proportion of the Company’s consolidated net assets. DTI and our other insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Departments of Insurance of their respective states of domicile. As of December 31, 2023, $49.9 million of our statutory net assets are restricted from dividend payments without prior approval from the Departments of Insurance of their respective states of domicile. During 2024, our title insurance subsidiary can pay or make distributions to us of approximately $5.2 million, without prior approval. For additional information, see Note 22 “Regulation and statutory financial information” contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Concurrently with the execution of the Merger Agreement, certain of the Company’s subsidiaries, the lenders party thereto and Hudson, as agent for such lenders, entered into the HSCM Fourth Amendment as further described below. Immediately after the effectiveness of the HSCM Fourth Amendment, Hudson, certain of the Company’s subsidiaries, the lenders party thereto and Parent entered into the HSCM Fifth Amendment as further described below. Concurrently with the execution of the Merger Agreement, States Title and Topco entered into the Topco Commitment Letter in respect of a senior secured delayed draw term loan facility under which Topco will be the lender, States Title will be the borrower and certain subsidiaries of States Title shall be guarantors as further described below. Pursuant to the Topco Commitment Letter, Topco committed to provide the Topco Term Facility.

During our financial close and forecasting process, we identified conditions and events such as sustained cash outflows, operating losses and insufficient cash balances that, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern. However, that doubt was alleviated through management's plans, including the HSCM Fourth Amendment and Topco Term Facility. We believe our unrestricted assets and the additional funding provided by the HSCM Fourth Amendment and Topco Term Facility will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Annual Report.

We may need additional cash due to changing business conditions or other developments, including unanticipated regulatory developments and competitive pressures. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing.

For more information on the HSCM Fourth Amendment, HSCM Fifth Amendment and Topco Term Facility, refer to Part II, Item 8, Note 24 "Subsequent Events."

Debt

Senior secured credit agreement

In December 2020, Old Doma entered into a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”), providing for a $150.0 million senior secured term loan (“Senior Debt”), which was fully funded by the lenders, which are affiliates of HSCM, at its principal face value on January 29, 2021 (the “Funding Date”) and matures on the fifth anniversary of the Funding Date. The Senior Debt bears interest at a rate of 11.25% per annum, of which 5.0% is payable in cash in arrears and the remaining 6.25% accrues to the outstanding principal balance on a PIK basis. Interest is payable or compounded, as applicable, quarterly. Principal prepayments on the Senior Debt are permitted.

The Senior Debt is secured by a first-priority pledge and security interest in substantially all of the assets of our wholly owned subsidiary States Title (which represents substantially all of our assets), including the assets of any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). The Senior Debt is subject to customary affirmative and negative covenants, including limits on the incurrence of debt and restrictions on acquisitions, sales of assets, dividends and certain restricted payments. The Senior Debt is also subject to two financial maintenance covenants, related to liquidity and revenues. The liquidity covenant requires States Title to have at least $20.0 million of liquidity, calculated as of the last day of each month, as the sum of (i) our unrestricted cash and cash equivalents and (ii) the aggregate unused and available portion of any working capital or other revolving credit facility. The revenue covenant, which is tested as of the last day of each fiscal year, requires that States Title’s consolidated GAAP revenue for the year to be greater than $130.0 million. The Senior Debt is subject to customary events of default and cure rights. As of December 31, 2023, States Title is in compliance with all Senior Debt covenants.

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

Concurrently with the execution of the Merger Agreement, certain of the Company’s subsidiaries, the lenders party thereto and Hudson, as agent for such lenders, entered into the HSCM Fourth Amendment such that, among other things: (a) from the effective date of the HSCM Fourth Amendment through September 30, 2025, interest on the principal amount outstanding of the Senior Debt will accrue and capitalize and be added to the principal balance monthly at a per annum rate equal to 16.25%; (b) beginning October 1, 2025, interest on the Senior Debt will accrue at a per annum rate equal to 16.25%, (i) 10% of which shall accrue and be payable in cash monthly and (ii) the remainder of such interest shall accrue and capitalize and be added to the principal balance monthly; (c) the Company will make prepayments on the Senior Debt in an amount up to $16 million of net cash proceeds received from contingent payments earned by the Company pursuant to certain previous asset sales (but such payment shall be deferred until October 2025); (d) Subject to certain conditions, the Company will make monthly pre-payments of the Senior Debt under the Company Loan Agreement with cash on hand in excess of $7.5 million after October 1, 2025 in the event the Merger Agreement is terminated prior to the consummation of the Merger; (e) if reasonably requested by HSCM following a termination of the Merger Agreement prior to the consummation of the Merger, the Company would transfer all of its equity interests in Doma Title Insurance, Inc to a newly formed bankruptcy-remote entity and cause such equity interests to be pledged as collateral under the Company Loan Agreement; (f) the financial covenants in the Company Loan Agreement were modified, including, without limitation, the reduction of the minimum consolidated GAAP revenue financial covenant from $130 million to $50 million; and (g) the Company is permitted to incur indebtedness under the Topco Term Facility (as defined below) which indebtedness shall be senior in respect of payment and liens to the obligations under the Company Loan Agreement. In connection with the HSCM Fourth Amendment, HSCM shall be entitled to an amendment fee of $1.0 million, which fee became payable upon execution of the HSCM Fourth Amendment and shall be paid-in-kind and added to the Senior Debt.

Immediately after the effectiveness of the HSCM Fourth Amendment, HSCM, certain of the Company’s subsidiaries, the lenders party thereto and Parent entered into the HSCM Fifth Amendment pursuant to which, at the closing of the Merger, HSCM will (a) accept certain consideration (as set forth in the HSCM Fifth Amendment, the “HSCM Payoff”) in full satisfaction of all indebtedness under the Company Loan Agreement and (b) release all liens securing the Company Loan Agreement. Pursuant to the HSCM Fifth Amendment, the Company’s obligation to make cash interest payments under the Company Loan Agreement shall be suspended until the earliest of (a) the termination of the Merger Agreement, (b) five business days after the End Date (as defined in the Merger Agreement), (c) the consummation of the Merger (without HSCM’s receipt of the HSCM Payoff) and (d) March 12, 2025 the (“Standstill Period”).  In addition, during the Standstill Period, HSCM and the lenders have agreed not to exercise remedies with respect to certain matters that would otherwise constitute events of default under the Company Loan Agreement. If the Standstill Period ends without the consummation of the Merger (without HSCM’s receipt of the HSCM Payoff), the Company’s cash interest payment obligations under the Company Loan Agreement will be as described in the HSCM Fourth Amendment.

Concurrently with the execution of the Merger Agreement, States Title and Topco, the indirect parent company of Parent, entered into the Topco Commitment Letter, pursuant to which Topco committed to provide the Topco Term Facility to States Title (with certain subsidiaries of States Title guaranteeing the obligations thereunder). The Topco Term Facility will have two tranches: (a) up to $25 million will be available to be drawn in up to three draws (each draw being for at least $5 million) between closing of the Topco Term Facility and December 31, 2024 and (b) up to $10 million will be available to be drawn in a single draw between January 1, 2025 and June 30, 2025, each tranche being subject to commitment reductions as set forth in the Topco Commitment Letter.   Each loan made thereunder will mature three years after it is drawn. The Topco Term Facility will be secured by a first priority lien on substantially all of the assets of States Title and the guarantors (subject to customary exceptions), senior to all existing and future liens securing debt for borrowed money (including the liens securing the Company Loan Agreement) and will be senior in right of payment to all existing and future debt for borrowed money (including the Company Loan Agreement), in each case, subject to certain exceptions. The terms of the subordination of the Company Loan Agreement shall be substantially as set forth in the Topco Commitment Letter and will include certain prohibitions on the exercise of remedies by the lenders under the Company Loan Agreement. Interest on each loan will accrue at a rate of Term SOFR (subject to a 1.0% floor) plus 9.0% per annum and will be payable quarterly in kind. The Topco Term Facility will include a fee of 5.0% per annum on all undrawn commitments, payable quarterly in cash, and an upfront fee of 3.0% of the commitments in respect of the Topco Term Facility at closing of the Topco Term Facility, payable upon the funding or termination of such commitments. Prepayments of the Topco Term Facility (subject to certain exceptions) will be subject to customary prepayment premiums. The Topco Term Facility will also include certain information rights and other customary covenants (including affirmative, negative and financial covenants) and mandatory prepayment provisions.

For more information on the HSCM Fourth Amendment, HSCM Fifth Amendment and Topco Term Facility, refer to Part II, Item 8, Note 24 "Subsequent Events."

Other commitments and contingencies

Our commitments for leases, related to our office space and equipment, from continuing operations amounted to $10.5 million as of December 31, 2023 of which $3.4 million is payable in 2024. Refer to Note 21 to our consolidated financial statements for a summary of our future commitments. Our headquarters lease expires in 2024.

As of December 31, 2023, we did not have any other material commitments for cash expenditures. We also administer escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. Such deposits are not reflected on our balance sheet, but we could be contingently liable for them under certain circumstances (for example, if we dispose of escrowed assets). Such contingent liabilities have not materially impacted our results of operations or financial condition to date and are not expected to do so in the near term.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(76,095)	$(187,416)
Net cash provided by (used in) investing activities	81,356	(115,382)
Net cash provided by (used in) financing activities	(15,477)	353

Operating Activities

In 2023, net cash used in operating activities was $76.1 million driven by the net loss of $124.4 million and cash paid for accrued expenses of $16.8 million. This was offset by changes in trade and other receivables of $8.3 million, and non-cash costs including stock-based compensation expense of $16.1 million, depreciation and amortization of $12.2 million, paid in kind interest expense of $10.4 million, loss on sales of discontinued operations of $7.1 million, and long-lived asset impairment of $5.5 million.

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

In 2023, net cash used in investing activities was $81.4 million, and reflected $75.3 million of proceeds from the maturity of held-to-maturity and available-for-sale investments and proceeds from the sales of discontinued operations, net of cash disposed and working capital adjustments, and dividends from title plants of $15.9 million. Cash paid for fixed assets was $8.7 million in the same period, largely consisting of technology development costs related to the Doma Intelligence platform.

In 2022, net cash used in investing activities was $115.4 million, and reflected $175.3 million of purchases of investments offset by $94.0 million of proceeds from the sale of investments. Cash paid for fixed assets was $34.3 million in the same period, largely consisting of technology development costs related to the Doma Intelligence platform.

Financing Activities

In 2023, net cash used in financing activities was $15.5 million driven by repayments on the Company's senior secured credit agreement of $15.7 million.

Net cash provided by financing activities was immaterial for the year ended December 31, 2022

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

IBNR is a loss reserve that primarily reflects the sum of expected losses for unreported claims. Our IBNR reserves generally relate to the five most recent policy years. For policy years at the early stage of development (generally the last five years), IBNR is generally estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations. The expected loss rate method estimates IBNR by applying an expected loss rate to total title insurance premiums and escrow fees, and adjusting for policy year maturity using estimated loss development patterns. Multiplicative loss development factor calculations estimate IBNR by applying factors derived from loss development patterns to losses realized to date. The expected loss rate and loss development patterns are based on historical experience. Due to our long claim exposure, our provision for claims periodically includes amounts of adverse or positive claims development on policies issued in prior years, when claims on such policies are higher or lower than initially expected. The provision rate on prior year policies will continue to change as actual experience on those specific policy years develop. Changes in the loss provision rate for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. For example, a 50 basis point increase or decrease in the current estimated 2023 loss provision rate would result in a $1.7 million corresponding increase or decrease to IBNR.

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

Our total loss reserve as of December 31, 2023 amounted to $81.9 million, which we believe, based on historical claims experience and actuarial analyses, is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2023.

A summary of the Company’s loss reserves is as follows:

	Year Ended December 31,
	2023		2022
	($ in thousands)
Known title claims	$7,139	9%	$7,134	9%
IBNR title claims	74,755	91%	74,739	90%
Total loss reserves	$81,894	100%	$81,873	100%

We continually review and adjust our reserve estimates to reflect loss experience and any new information that becomes available.

Goodwill

We have significant goodwill on our balance sheet related to acquisitions as goodwill represents the excess of the acquisition price over the fair value of net assets acquired and liabilities assumed in a business combination. Goodwill is tested and reviewed annually for impairment on October 1 of each year, and between annual tests if events or circumstances arise that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In addition, an interim impairment test may be completed upon a triggering event or when there is a reorganization of reporting structure or disposal of all or a portion of a reporting unit. As of December 31, 2023, we had $23.4 million of goodwill, relating to the North American Title Acquisition, in our Underwriting reporting unit.

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

We conducted our annual goodwill impairment test as of October 1, 2023. After performing a qualitative review, we performed a quantitative goodwill impairment test. The Company performed the valuations of our reporting units using discounted cash flow and market valuation methodologies. The assumptions used in the reporting unit valuations require significant judgment, including judgment about appropriate growth rates, and the amount and timing of expected future cash flows. The Company’s forecasted cash flows were based on the current assessment of the markets and were based on assumed revenue forecasts as of the measurement date. The key assumptions used in the cash flows were long-term revenue forecasts, profit margins, discount rates and terminal growth rates. The assumptions used consider the current early growth stage of the Company, comparison of the Company’s market capitalization to enterprise value, and the emergence from a period impacted by significant macroeconomic trends. The industry markets are currently at volatile levels and future developments are difficult to predict. The Company believes that its procedures for estimating future cash flows for each reporting unit are reasonable and consistent with current market conditions as of the testing date. We determined, after performing the quantitative review of each reporting unit, that the fair value of each reporting unit exceeded its respective carrying value. Accordingly, there was no indication of impairment. We did not identify any events, changes in circumstances, or triggering events since the performance of our annual goodwill impairment test that would require us to perform an interim goodwill impairment test during the year.

Accrued net premiums written from Third-Party Agent referrals

We recognize revenues on title insurance policies issued by Third-Party Agents when notice of issuance is received from Third-Party Agents, which is generally when cash payment is received. In addition, we estimate and accrue for revenues on policies sold but not reported by Third-Party Agents as of the relevant balance sheet closing date. This accrual is based on historical transactional volume data for title insurance policies that have closed and were not reported before the relevant balance sheet closing, as well as trends in our operations and in the title and housing industries. There could be variability in the amount of this accrual from period to period and amounts subsequently reported to us by Third-Party Agents may differ from the estimated accrual recorded in the preceding period. If the amount of revenue subsequently reported to us by Third-Party Agents is higher or lower than our estimate, we record the difference in revenue in the period in which it is reported. The time lag between the closing of transactions by Third-Party Agents and the reporting of policies, or premiums from policies issued by Third-Party Agents to us has been approximately three months. In addition to the premium accrual, we also record accruals for the corresponding direct expenses related to this revenue, including premiums retained by agents, premium taxes, and provision for claims.

Sponsor Covered Shares liability

The Sponsor Covered Shares, as described in Note 3, will become vested contingent upon the price of our common stock exceeding certain thresholds or upon some strategic events, which include events that are not indexed to our common stock.

We obtained a third-party valuation of the Sponsor Covered Shares as of July 28, 2021 (i.e., the Closing Date), December 31, 2022 and December 31, 2023 using the Monte Carlo simulation methodology and based upon market inputs regarding stock price, dividend yield, expected term, volatility and risk-free rate. The share price represents the trading price as of each valuation date. The expected dividend yield is zero as we have never declared or paid cash dividends and have no current plans to do so during the expected term. The expected term represents the vesting period, which is 7.6 years. The expected volatility of 65.0% was estimated considering (i) the Doma implied volatility calculated using longest term stock option. (ii) the Doma implied warrant volatility using the term of the Public and Private Warrants and (iii) median leverage adjusted (asset) volatility calculated using a set of Guideline Public Companies (“GPCs”). Volatility for the GPCs was calculated over a lookback period of 7.6 years (or longest available data for GPCs whose trading history was shorter than 7.6 years), commensurate with the contractual term of the Sponsor Covered Shares. The risk-free rate utilizes the 10-year U.S. Constant Maturity. Finally, the annual change in control probability is estimated to be 2.0%.

As of December 31, 2023, the Sponsor Covered Shares liability amounted to $0.1 million.

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

The Company’s debt security portfolio is subject to credit risk. For further information on the credit quality of the Company’s investment portfolio at December 31, 2023, see Note 4 to the consolidated financial statements.

The Company also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under our reinsurance programs and the ability of sublessees to honor their obligations to pay the contract amounts under our subleases. For information on our reinsurance programs and our subleases, see Note 2 and Note 21, respectively, to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Doma Holdings, Inc.

Consolidated Balance Sheets

	December 31,
(In thousands, except share information)	2023	2022
Assets
Cash and cash equivalents	$65,939	$78,450
Restricted cash	5,228	2,933
Investments:
Fixed maturities
Held-to-maturity debt securities, at amortized cost (net of allowance for credit losses of $125 at December 31, 2023 and $440 at December 31, 2022)	18,179	90,328
Available-for-sale debt securities, at fair value (amortized cost of $58,516 at December 31, 2023 and $59,191 at December 31, 2022)	58,032	58,254
Mortgage loans	45	297
Total investments	$76,256	$148,879
Trade and other receivables (net of allowance for credit losses of $1,802 and $1,413 at December 31, 2023 and 2022, respectively)	24,452	20,541
Prepaid expenses, deposits and other assets	4,614	6,687
Lease right-of-use assets	4,175	4,724
Fixed assets (net of accumulated depreciation of $26,272 and $16,685 at December 31, 2023 and 2022, respectively)	30,945	37,024
Title plants	2,716	2,716
Goodwill	23,413	23,413
Assets held for disposal	2,563	53,141
Total assets	$240,301	$378,508

Liabilities and stockholders’ (deficit) equity
Accounts payable	$1,798	$2,407
Accrued expenses and other liabilities	12,700	23,347
Leases liabilities	8,838	10,793
Senior secured credit agreement, net of debt issuance costs and original issue discount	154,087	147,374
Liability for loss and loss adjustment expenses	81,894	81,873
Warrant liabilities	26	347
Sponsor Covered Shares liability	86	219
Liabilities held for disposal	6,783	30,356
Total liabilities	$266,212	$296,716

Commitments and contingencies (see Note 15)

Stockholders’ (deficit) equity:
Common stock, 0.0001 par value; 80,000,000 shares authorized at December 31, 2023 and 2022; 13,524,203 and 13,165,919 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	593,772	577,515
Accumulated deficit	(619,201)	(494,787)
Accumulated other comprehensive income	(483)	(937)
Total stockholders’ (deficit) equity	$(25,911)	$81,792
Total liabilities and stockholders’ (deficit) equity	$240,301	$378,508

The accompanying notes are an integral part of these consolidated financial statements.

Doma Holdings, Inc.

Consolidated Statements of Operations

	Year ended December 31,
(In thousands, except share and per share information)	2023	2022
Revenues:
Net premiums written (1)	$301,703	$385,253
Escrow, other title-related fees and other	3,342	11,694
Investment, dividend and other income	5,898	3,031
Total revenues	$310,943	$399,978

Expenses:
Premiums retained by agents (2)	$248,177	$307,041
Title examination expense	3,859	8,142
Provision for claims	14,764	14,781
Personnel costs	71,074	163,604
Other operating expenses	46,460	72,449
Long-lived asset impairment	1,499	29,524
Total operating expenses	$385,833	$595,541

Operating loss from continuing operations	$(74,890)	$(195,563)

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	453	21,317
Interest expense	(20,323)	(14,106)
Loss from continuing operations before income taxes	$(94,760)	$(188,352)

Income tax benefit (expense)	(528)	1,055
Loss from continuing operations, net of taxes	$(95,288)	$(187,297)

Loss from discontinued operations, net of taxes	(29,126)	(114,912)

Net loss	$(124,414)	$(302,209)

Earnings per share:
Net loss from continuing operations per share attributable to stockholders - basic and diluted	$(7.14)	$(14.36)
Net loss per share attributable to stockholders - basic and diluted	$(9.32)	$(23.17)
Weighted average shares outstanding common stock - basic and diluted	13,342,913	13,041,337

The accompanying notes are an integral part of these consolidated financial statements.

__________________

(1)

Net premiums written includes revenues from a related party of $139.2 million and $134.9 million for the years ended December 31, 2023 and 2022, respectively (see Note 14 to our consolidated financial statements).

(2)

Premiums retained by agents includes expenses associated with a related party of $112.0 million and $108.4 million during the years ended December 31, 2023 and 2022, respectively (see Note 14 to our consolidated financial statements).

Doma Holdings, Inc.

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
(In thousands)	2023	2022
Net loss	$(124,414)	$(302,209)
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale debt securities, net of tax and related valuation allowance	454	(937)
Comprehensive loss	$(123,960)	$(303,146)

The accompanying notes are an integral part of these consolidated financial statements.

Doma Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive Income	Stockholders’
(In thousands, except share information)	Shares	Amount	Capital	Deficit	(Loss)	(Deficit) Equity
Balance, January 1, 2022	12,933,912	1	543,102	(192,179)	—	350,924
Exercise of stock options	86,017	—	353	—	—	353
Vesting of RSU awards	145,990	—	—	—	—	—
Stock-based compensation expenses	—	—	34,060	—	—	34,060
Cumulative effect of change in accounting principle	—	—	—	(399)	—	(399)
Net loss	—	—	—	(302,209)	—	(302,209)
Other comprehensive loss	—	—	—	—	(937)	(937)
Balance, December 31, 2022	13,165,919	$1	$577,515	$(494,787)	$(937)	$81,792

Exercise of stock options	18,831	—	184	—	—	184
Vesting of RSU awards	339,453	—	—	—	—	—
Stock-based compensation expenses	—	—	16,073	—	—	16,073
Cumulative effect of change in accounting principle	—	—	—	—	—	—
Net loss	—	—	—	(124,414)	—	(124,414)
Other comprehensive loss	—	—	—	—	454	454
Balance, December 31, 2023	13,524,203	$1	$593,772	$(619,201)	$(483)	$(25,911)

The accompanying notes are an integral part of these consolidated financial statements.

Doma Holdings, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2023	2022
Cash flow from operating activities:
Net loss	$(124,414)	$(302,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - paid in kind	10,352	10,161
Depreciation and amortization	12,183	16,019
Stock-based compensation expense	16,073	34,060
Amortization of debt issuance costs and original issue discount	4,607	2,860
Provision for doubtful accounts (reduction for expected credit losses)	450	922
Deferred income taxes	442	(1,421)
Realized loss on sale of investments	—	56
Loss on disposal of fixed assets and title plants	1,331	267
Loss on sales of discontinued operations	7,124	—
Net amortization of premiums and accretion of discounts on fixed maturity securities	(660)	173
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(453)	(21,317)
Goodwill impairment	—	65,207
Long-lived asset impairment	5,506	32,027
Change in operating assets and liabilities, net of effects from sales of discontinued operations:
Accounts receivable	8,304	(7,430)
Prepaid expenses, deposits and other assets	3,045	6,529
Lease right-of-use assets and lease liabilities	(3,646)	867
Accounts payable	485	(4,020)
Accrued expenses and other liabilities	(16,780)	(21,971)
Liability for loss and loss adjustments expenses	(44)	1,804
Net cash used in operating activities	$(76,095)	$(187,416)
Cash flow from investing activities:
Proceeds from calls and maturities of investments: Held-to-maturity	$73,835	$90,827
Proceeds from calls and maturities of investments: Available-for-sale	1,493	1,429
Proceeds from principal repayments of investments: Mortgage loans	251	1,725
Purchase of investments: Held-to-maturity	(1,527)	(115,022)
Purchase of investments: Available-for-sale	—	(60,259)
Proceeds from sales of fixed assets	90	77
Purchases of fixed assets	(8,670)	(34,333)
Purchases of title plants	—	(581)
Proceeds from sales of discontinued operations, net of cash disposed and working capital adjustments, and dividends from title plants	15,884	755
Net cash provided by (used in) investing activities	$81,356	$(115,382)

The accompanying notes are an integral part of these consolidated financial statements.

Doma Holdings, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2023	2022
Cash flow from financing activities:
Exercise of stock options	184	353
Repayments on senior secured credit agreement	(15,661)	—
Net cash provided by (used in) financing activities	(15,477)	353
Net change in cash and cash equivalents and restricted cash	(10,216)	(302,445)
Cash and cash equivalents and restricted cash at the beginning of period	81,383	383,828
Cash and cash equivalents and restricted cash at the end of period	$71,167	$81,383
Supplemental cash flow disclosures:
Cash paid for interest	$8,281	$8,137
Cash paid for income taxes	$116	$164
Supplemental disclosure of non-cash investing activities:
Unrealized gains (loss) on available-for-sale debt securities	$454	$(937)

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

Headquartered in San Francisco, California, Doma is a real estate technology company that is architecting the future of real estate transactions. Using machine intelligence and our proprietary technology solutions, we are creating a vastly more simple, efficient, and affordable real estate closing experience for current and prospective homeowners, lenders, title agents and real estate professionals. We are licensed to underwrite title insurance in 48 states and the District of Columbia.

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

Subsequent to the finalization of the sale of the Local Component in the third quarter of 2023, our continuing operations continued to be reported as two business segments but whose designations have changed to: “Underwriting” and “Corporate and Other”. Corporate and Other contains our Doma Enterprise channel, our growth area offering technology solutions, and our centralized corporate support services. All current and prior periods reflected in this Form 10-K have been presented as continuing and discontinued operations, unless otherwise noted. Refer to Note 7 and Note 23 for additional information regarding segment information and discontinued operations, respectively.

Going Concern

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including our working capital and capital expenditure needs and other commitments. Our recurring working capital requirements relate mainly to our cash operating costs. Our capital expenditure requirements consist mainly of software development related to our Doma Intelligence platform.

We had $71.2 million in cash and cash equivalents and restricted cash, $18.2 million in held-to-maturity debt securities, and $58.0 million in available-for-sale debt securities as of December 31, 2023. The restricted net assets of Doma Title Insurance, Inc. (“DTI”), our title insurance subsidiary, are a significant proportion of the Company’s consolidated net assets. DTI and our other insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Departments of Insurance of their respective states of domicile. As of December 31, 2023, $49.9 million of our statutory net assets are restricted from dividend payments without prior approval from the Departments of Insurance of their respective states of domicile. During 2024, our title insurance subsidiary can pay or make distributions to us of approximately $5.2 million, without prior approval. For additional information, see Note 22.

During our financial close and forecasting process, the Company identified conditions and events such as sustained cash outflows, operating losses and insufficient cash balances that, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern. However, that doubt was alleviated through management's plans, including the HSCM Fourth Amendment and Topco Term Facility as defined in Note 24 "Subsequent Events." The Company believes its unrestricted assets and the additional funding provided by the HSCM Fourth Amendment and Topco Term Facility will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Annual Report.

Proposed Merger

On March 28, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with RE Closing Buyer Corp., a Delaware corporation (“Parent”), and RE Closing Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Closing Parent Holdco, L.P., a Cayman Islands exempted limited partnership (“Topco”), the indirect parent company of Parent. Under the terms of the Merger, among other things, Parent would acquire our outstanding shares for $6.29 per share in cash.

The Company’s board of directors, acting on the unanimous recommendation of a special committee comprised of independent and disinterested directors formed for the purpose of considering the transaction, unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, the Voting and Support Agreement (as defined in Note 24) and the other agreements contemplated by the Merger Agreement and the transactions contemplated thereby are fair, advisable and in the best interests of the Company and the disinterested stockholders and (ii) approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and the Voting and Support Agreement and the other agreements contemplated by the Merger Agreement and the transactions contemplated thereby, and (iii) resolved to submit and recommend the Merger Agreement to the Company’s stockholders for approval and adoption thereby.

Assuming the satisfaction of the conditions set forth in the Merger Agreement, the Company expects the transactions contemplated thereby to close in the second half of 2024.

The foregoing description of the Merger Agreement and the transactions contemplated thereunder is not complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on March 29, 2024, and incorporated herein by reference.

For more information, refer to Note 24 "Subsequent Events."

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

Reverse stock split

On June 29, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation (the “Charter Amendment”) to effect a 1-for-25 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) and a corresponding adjustment to its authorized capital stock, effective as of 11:59 p.m. Eastern Daylight Time on June 29, 2023 (the “Effective Time”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, and discussions, in this Annual Report, unless otherwise indicated.

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

As of December 31, 2023 and 2022, the Company had restricted cash of $5.2 million and $2.9 million, respectively, including deposits in several states pledged in accordance with the applicable state insurance regulations, and certain collateral requirements in connection with leases for office space.

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

The Company recognizes credit losses for its held-to-maturity debt securities by setting up an allowance which is remeasured each reporting period, with changes in the allowance recorded in the consolidated statements of operations. The Company establishes an allowance for credit losses based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as credit agency ratings and payment and default history. As of December 31, 2023, credit agency ratings on our U.S. Treasury and corporate debt securities ranged from AAA through B2.

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

Debt securities are classified as available-for-sale unless they are classified as held-to-maturity or trading. Available-for-sale debt securities are recorded at fair value. Any unrealized holding gains or losses on available-for-sale debt securities are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ (deficit) equity, net of tax, until realized.

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

Receivables, net

Trade and other receivables include the following:

	December 31,
	2023	2022
Trade receivables	$9,170	$6,833
Accrued net premiums written from Third-Party Agent referrals	2,418	2,409
Trade receivables, gross	$11,588	$9,242
Allowance for credit losses	(1,802)	(1,413)
Trade receivables, net	$9,786	$7,829
Local Sales Deferred Earnout receivable	12,497	—
Investment trade receivables	—	10,065
Miscellaneous other receivables	2,169	2,647
Other receivables	$14,666	$12,712
Trade and other receivables, net	$24,452	$20,541

Receivables are generally due within thirty to ninety days and are recorded net of an allowance for doubtful accounts. Our receivables represent premiums, escrow and related fees due to us as a result of the closing of real estate transactions, investment trade receivables, and other miscellaneous receivables. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time receivables are past due, previous loss history and a specific customer’s ability to pay its obligations to the Company. Amounts deemed uncollectible are expensed in the period in which such determination is made. As of December 31, 2023 and 2022, the allowance for doubtful accounts was $1.8 million and $1.4 million, respectively. The Local Sales Deferred Earnout receivable relates to the aggregate earnouts from the Local Sales discussed further in Note 3.

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

Internally developed or acquired software

Technology and software are acquired or developed for internal use and for use with the Company’s products. Internally developed software and acquired software are amortized over its estimated useful life or, in the case of cloud-based technology, the shorter of its estimated useful life or contract life, and ranges from three to eight years using the straight-line method. Technology development costs, which include certain payroll-related costs of employees directly associated with developing technology and software in addition to incremental payments to third parties, are capitalized from the time technological feasibility is established until the software is ready for use. Capitalized internally developed software and acquired software development costs for the years ended December 31, 2023 and 2022 are included in fixed assets, net in the consolidated balance sheets. The Company analyzes internally developed software and acquired software for impairment when events or circumstances indicate that the carrying amount may not be recoverable.

Title plants

Title plants are carried at cost, with costs incurred to maintain, update and operate title plants expensed as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes the title plants for impairment when events or circumstances indicate that the carrying amount may not be recoverable. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. There were no impairments of title plants for the years ended December 31, 2023 and 2022.

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

We completed our annual goodwill impairment test on October 1, 2023. After performing a qualitative and quantitative assessments as of October 1, 2023, we concluded that goodwill in our Underwriting reporting unit was not impaired. We did not identify any events, changes in circumstances, or triggering events since the performance of our annual goodwill impairment test that would require us to perform an interim goodwill impairment test during the year.

Revenue recognition

Net premiums written

Insurance premiums on title insurance policies issued directly by the Company through instant and traditional underwriting through our captive title agents and agencies (“Direct Agents”) are recognized on the closing of the underlying transaction, in accordance with ASC Topic 944, Financial Services - Insurance (ASC 944), as substantially all of the services associated with the insurance contract have been rendered at that point in time. Insurance premiums on title insurance policies issued by Third-Party Agents are recognized gross of premiums retained by agents when notice of issuance is received from the Third-Party Agents, which is generally when cash payment is received.

In addition, we estimate and accrue for revenues on policies sold but not reported by Third-Party Agents as of the relevant balance sheet closing date. This accrual is based on historical transactional volume data for title insurance policies that have closed and were not reported before the relevant balance sheet closing, as well as trends in our operations and in the title and housing industries. There could be variability in the amount of this accrual from period to period and amounts subsequently reported to us by Third-Party Agents may differ from the estimated accrual recorded in the preceding period. If the amount of revenue subsequently reported to us by Third-Party Agents is higher or lower than our estimate, we record the difference in revenue in the period in which it is reported. For the years ended December 31, 2023 and 2022, the time lag between the closing of transactions by Third-Party Agents and the reporting of policies, or premiums from policies issued by Third-Party Agents to us has been approximately three months.

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

Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the years ended December 31, 2023 and 2022.

Ceding commission from reinsurance transactions are presented as revenue within the “Escrow, other title-related fees and other” revenue line item in the consolidated statements of operations.

Total premiums ceded in connection with reinsurance are netted against the written premiums in the consolidated statements of operations. Gross premiums earned and ceded premiums are as follows:

	Year ended December 31
	2023	2022
Gross premiums earned	$302,054	$388,068
Ceded premiums	(351)	(2,815)
Net premiums earned	$301,703	$385,253
Percentage of amount net to gross	99.9%	99.3%

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Advertising costs

Advertising costs, which include promotional expenses, are expensed as incurred. Advertising expenses were $1.0 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively, and are included in other operating expenses in the accompanying consolidated statements of operations.

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

The more dilutive of the two-class method and the if-converted method is used to calculate the dilutive impact of the preferred shares. The treasury stock method is utilized to calculate the dilutive impact of the outstanding warrants, RSAs, RSUs, PRSUs and options.

For the years ended December 31, 2023 and 2022, any preferred shares, stock options, warrants, RSAs, RSUs and PRSUs were anti-dilutive, therefore, were excluded from the computation of diluted earnings per share.

Basic and diluted earnings per share attributable to the Company’s common stock for the years ended December 31, 2023 and 2022 was calculated using weighted average common shares outstanding.

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

Recently issued but not adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the ASU on its disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The ASU includes requirements that an entity disclose the title of the chief operating decision maker (CODM) and on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment's reported profit. The standard also permits disclosure of additional measures of segment profit. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its disclosures.

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

On December 4, 2020, Capitol consummated its initial public offering, which included the issuance of 11,500,000 redeemable warrants (the “Public Warrants”). Simultaneously with the closing of the initial public offering, Capitol completed the private sale of 5,833,333 warrants (the “Private Placement Warrants”). These Warrants remain outstanding following the Business Combination and 25 whole warrants entitles the holder to purchase one share of our common stock at a price of $287.50 (see Note 20 for additional information).

Immediately after the Closing Date, 20% of the aggregate of our common stock held by certain investors (collectively, the “Sponsor”) became subject to vesting, contingent upon the price of our common stock exceeding certain thresholds. The Sponsor Covered Shares will vest in two tranches: (i) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $375.00 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date, and (ii) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $437.50 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date. The Sponsor is also entitled to the Sponsor Covered Shares if a covered strategic transaction or change in control, as defined by the sponsor support agreement dated as of March 2, 2021 (the “Sponsor Support Agreement”) by and among the sponsors named thereto, Capitol and Old Doma, occurs prior to the ten (10)-year anniversary of the Closing Date. As of December 31, 2023, the Sponsor Covered Shares were legally outstanding; however, since none of the conditions were met, no related shares are included in the Company’s consolidated balance sheets and consolidated statement of changes in stockholders’ (deficit) equity or for the purposes of calculating earnings per share.

Also following the Closing Date, the Sellers have the contingent right to receive up to an additional number of shares equal to 5% of the sum of (i) the aggregate number of outstanding shares of our common stock (including restricted common stock, but excluding Sponsor Covered Shares), plus (ii) the maximum number of shares underlying our options that are vested and the maximum number of shares underlying warrants to purchase shares of Doma common stock issued as replacement warrants for Old Doma warrants, in each case of these clauses (i) and (ii), as of immediately following the Closing Date (the “Seller Earnout Shares”). The Seller Earnout Shares are contingently issuable to the Sellers in two tranches: (i) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $375.00 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date, and (ii) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $437.50 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date. Since none of the conditions of the Seller Earnout Shares were met as of December 31, 2023, no related shares are included in the Company’s consolidated statements of changes in stockholders’ (deficit) equity as of December 31, 2023 or for purposes of calculating earnings per share.

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

In conjunction with the Local Sales, we recognized the following:

	WFG Asset Sale	Q3 Local Sales	Total Local Sales
Pre-tax loss on sale of business	$10,313	$635	$10,948

Cash consideration	$10,500	$2,645	$13,145
Deferred Earnout receivable	10,928	1,556	12,484
Total purchase consideration	$21,428	$4,201	$25,629

Total transaction costs, including legal fees, professional fees and other	$3,487	$767	$4,254

The Deferred Earnout is recorded in trade and other receivables in the consolidated balance sheets. The fair value of the Deferred Earnout is based on historic, Company-specific attrition rates or revenue projections and a discount factor based on the weighted average cost of capital, both Level 3 inputs.

The following table presents the net assets sold and the goodwill associated with the Local Sales:

	WFG Asset Sale	Q3 Local Sales	Total Local Sales
Goodwill	$19,270	$3,597	$22,867
Title plants	8,806	—	8,806
Fixed assets	549	717	1,266
Other assets	129	148	277
Total assets	$28,754	$4,462	$33,216

Accrued expenses and other liabilities	$—	$392	$392
Total liabilities	$—	$392	$392

Net assets	$28,754	$4,070	$32,824

4. Investments and fair value measurements

Held-to-maturity debt securities

The cost basis, fair values and gross unrealized gains and losses of our held-to-maturity debt securities are as follows:

	December 31, 2023				December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities (1)	$13,786	$—	$(400)	$13,386	$61,308	$5	$(1,640)	$59,673
U.S. Treasury securities	4,081	3	(37)	4,047	24,152	—	(165)	23,987
Foreign government securities	—	—	—	—	5,003	—	(4)	4,999
Certificates of deposit	437	—	—	437	305	—	—	305
Total	18,304	3	(437)	17,870	90,768	5	(1,809)	88,964
Allowance for credit losses	(125)	—	—	(125)	(440)	—	—	(440)
Total	$18,179	$3	$(437)	$17,745	$90,328	$5	$(1,809)	$88,524

______________

(1) Includes both U.S. and foreign corporate debt securities.

The cost basis of held-to-maturity debt securities includes an adjustment for the amortization of premium or discount since the date of purchase. Held-to-maturity debt securities valued at approximately $2.4 million and $5.9 million were on deposit with various governmental authorities at December 31, 2023 and 2022, respectively, as required by law.

The change in net unrealized gains and on held-to-maturity debt securities for the years ended December 31, 2023 and 2022 was $1.4 million and $(2.0) million, respectively.

Net realized gains of held-to-maturity debt securities are computed using the specific identification method and are included in the consolidated statements of operations. During the year ended  December 31, 2022, to de-risk the portfolio, the Company sold held-to-maturity debt securities resulting in proceeds and net realized losses of $1.0 million and $6.0 thousand, respectively.

The following table presents certain information regarding contractual maturities of our held-to-maturity debt securities:

	December 31, 2023
Maturity	Amortized Cost	% of Total	Fair Value	% of Total
One year or less	$6,294	34%	$6,250	35%
After one year through five years	12,010	66%	11,620	65%
Total	$18,304	100%	$17,870	100%

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

Net unrealized losses on held-to-maturity debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	December 31, 2023				December 31, 2022
	Corporate debt securities	U.S. Treasury securities	Foreign government securities	Total	Corporate debt securities	U.S. Treasury securities	Foreign government securities	Total
Less than 12 Months
Fair Value	$—	$999	$—	$999	$48,798	$19,834	$4,999	$73,631
Unrealized Losses	$—	$(3)	$—	$(3)	$(614)	$(101)	$(4)	$(719)
Greater than 12 months
Fair value	13,386	1,736	—	15,122	8,546	4,125	—	12,671
Unrealized losses	(400)	(34)	—	(434)	(1,026)	(64)	—	(1,090)
Total
Fair value	$13,386	$2,735	$—	$16,121	$57,344	$23,959	$4,999	$86,302
Unrealized losses	$(400)	$(37)	$—	$(437)	$(1,640)	$(165)	$(4)	$(1,809)

We believe that any unrealized losses on our held-to-maturity debt securities at December 31, 2023 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2023	$440
Current-period provision for expected credit losses	(315)
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for credit losses, December 31, 2023	$125

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2022	$399
Current-period provision for expected credit losses	41
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for credit losses, December 31, 2022	$440

The current-period provision for expected credit losses is due to changes in portfolio composition, the maturity of certain securities, and changes in the credit ratings of certain securities.

Available-for-sale debt securities

The cost basis, fair values and gross unrealized gains and losses of our available-for-sale debt securities are as follows:

	December 31, 2023				December 31, 2022
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities (1)	$26,136	$—	$(203)	$25,933	$27,251	$—	$(363)	$26,888
U.S. Treasury securities	30,878	—	(263)	30,615	30,467	—	(544)	29,923
Foreign government securities	1,502	—	(18)	1,484	1,473	—	(30)	1,443
Total	$58,516	$—	$(484)	$58,032	$59,191	$—	$(937)	$58,254

_________________

(1) Includes both U.S. and foreign corporate debt securities.

The cost basis of available-for-sale debt securities includes an adjustment for the amortization of premium or discount since the date of purchase.

The change in net unrealized gains on available-for-sale debt securities for the years ended December 31, 2023 and 2022 was $0.5 million and $(0.9) million, respectively. Any unrealized holding gains or losses on available-for-sale debt securities as of December 31, 2023 are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ (deficit) equity, net of tax, until realized.

Net realized gains on disposition of available-for-sale debt securities are computed using the specific identification method and are included in the consolidated statements of operations.

The following table presents certain information regarding contractual maturities of our available-for-sale debt securities:

	December 31, 2023
Maturity	Amortized Cost	% of Total	Fair Value	% of Total
One year or less	$39,767	68%	$39,419	68%
After one year through five years	18,749	32%	18,613	32%
Total	$58,516	100%	$58,032	100%

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

Net unrealized losses on available-for-sale debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	December 31, 2023				December 31, 2022
	Corporate debt securities	U.S. Treasury securities	Foreign government securities	Total	Corporate debt securities	U.S. Treasury securities	Foreign government securities	Total
Less than 12 months
Fair value	$8,810	$1,953	$—	$10,763	$26,886	$29,923	$1,444	$58,253
Unrealized losses	$(25)	$(9)	$—	$(34)	$(363)	$(544)	$(30)	$(937)
Greater than 12 months
Fair value	$17,214	$28,662	$1,484	47,360	$—	$—	$—	—
Unrealized losses	$(178)	$(254)	$(18)	(450)	$—	$—	$—	—
Total
Fair value	$26,024	$30,615	$1,484	$58,123	$26,886	$29,923	$1,444	$58,253
Unrealized losses	$(203)	$(263)	$(18)	$(484)	$(363)	$(544)	$(30)	$(937)

We believe that any unrealized losses on our available-for-sale debt securities at December 31, 2023 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions.

We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

As of December 31, 2023, the Company did not have an allowance for credit losses for available-for-sale debt securities.

Mortgage loans

The mortgage loans portfolio as of December 31, 2023 is comprised entirely of single-family residential mortgage loans. During the year ended December 31, 2023, the Company did not purchase any new mortgage loans.

Mortgage loans, which include contractual terms to maturity of thirty years, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties. The change in the mortgage loans during the year ended December 31, 2023 was the result of principal prepayments and maturities.

The cost and estimated fair value of mortgage loans are as follows:

	December 31, 2023		December 31, 2022
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Mortgage loans	$45	$45	$297	$297
Total	$45	$45	$297	$297

Investment income

Investment income from securities consists of the following:

	Year ended December 31,
	2023	2022
Available-for-sale debt securities	$2,120	$932
Held-to-maturity debt securities	1,348	1,828
Mortgage loans	5	58
Other	1,836	409
Total	$5,309	$3,227

Accrued interest receivable

Accrued interest receivable from investments is included in receivables, net in the consolidated balance sheets. The following table reflects the composition of accrued interest receivable for investments:

	Year ended December 31,
	2023	2022
Corporate debt securities	$423	$834
U.S. Treasury securities	262	281
Foreign government securities	5	42
Accrued interest receivable on investment securities	$690	$1,157
Mortgage loans	—	—
Accrued interest receivable on investments	$690	$1,157

The Company does not recognize an allowance for credit losses for accrued interest receivable because the Company writes off accrued investment income after three months by reversing interest income.

Fair value measurement

The following table summarizes the Company’s investments measured at fair value:

	Assets
	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Held-to-maturity:
Corporate debt securities	$—	$13,386	$—	$13,386	$—	$59,673	$—	$59,673
U.S. Treasury Securities	4,047	—	—	4,047	23,987	—	—	23,987
Foreign government securities	—	—	—	—	—	4,999	—	4,999
Certificate of deposits	—	437	—	437	—	305	—	305
Total held-to-maturity debt securities	$4,047	$13,823	$—	$17,870	$23,987	$64,977	$—	$88,964

Available-for-sale:
Corporate debt securities	$—	$25,933	$—	$25,933	$—	$26,888	$—	$26,888
U.S. Treasury Securities	30,615	—	—	30,615	29,923	—	—	29,923
Foreign government securities	—	1,484	—	1,484	—	1,443	—	1,443
Total available-for-sale debt securities	$30,615	$27,417	$—	$58,032	$29,923	$28,331	$—	$58,254

Mortgage loans	$—	$—	$45	$45	$—	$—	$297	$297

Total	$34,662	$41,240	$45	$75,947	$53,910	$93,308	$297	$147,515

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

The Company’s liabilities in the following table are recorded at fair value on the accompanying consolidated balance sheets. The following table summarizes the Company’s liabilities measured at fair value:

	Liabilities
	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Public Warrants	$17	$—	$—	$17	$230	$—	$—	$230
Private Placement Warrants	—	9	—	9	—	117	—	117
Sponsor Covered Shares	—	—	86	86	—	—	219	219
Total	$17	$9	$86	$112	$230	$117	$219	$566

The Company considers the Public Warrants to be Level 1 liabilities due to the use of an observable market quote in an active market under the ticker DOMAW. For the Private Placement Warrants, the Company considers the fair value of each Private Placement Warrant to be equivalent to that of each Public Warrant, with an immaterial adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

The fair value of the Sponsor Covered Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential stock price outcomes on a daily basis over the original 10-year vesting period. The unobservable significant inputs to the valuation model were as follows:

	December 31, 2023	December 31, 2022
Current stock price	$4.63	$11.32
Expected volatility	65%	65%
Risk-free interest rate	3.88%	3.96%
Expected term (years)	7.6	8.6
Expected dividend yield	—%	—%
Annual change in control probability	2%	2%

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

Sponsor Covered Shares
Fair value as of January 1, 2022	$5,415
Change in fair value of Sponsor Covered Shares	(5,196)
Fair value as of December 31, 2022	$219
Change in fair value of Sponsor Covered Shares	(133)
Fair value as of December 31, 2023	$86

Local Sales Deferred Earnout
Fair value as of December 31, 2022	$—
WFG Asset Sale	10,928
Q3 Local Sales	1,556
Accretion of discount	13
Fair value as of December 31, 2023	$12,497

There were no transfers of assets or liabilities between Level 1 and Level 2 during the years ended December 31, 2023 and 2022. There were no transfers involving Level 3 assets or liabilities during the years ended December 31, 2023 and 2022.

Cash and cash equivalents, restricted cash, receivables, prepaid expenses and other assets, accounts payable, and accrued expenses and other liabilities approximate fair value and are therefore excluded from the leveling table above. The cost basis is determined to approximate fair value due to the short term duration of these financial instruments.

5. Revenue recognition

Disaggregation of revenue

Our revenue consists of:

			Year ended December 31,
			2023	2022
Revenue Stream	Statements of Operations Classification	Segment	Total Revenue
Revenue from insurance contracts:
Direct Agents title insurance premiums	Net premiums written	Underwriting	$18,176	$67,743
Third-Party Agent title insurance premiums	Net premiums written	Underwriting	283,527	317,510
Total revenue from insurance contracts			$301,703	$385,253
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Corporate and Other	$890	$8,791
Other title-related fees and income	Escrow, title-related and other fees	Corporate and Other	1,639	12,057
Other title-related fees and income	Escrow, title-related and other fees	Underwriting	1,953	2,692
Other title-related fees and income	Escrow, title-related and other fees	Elimination(1)	(1,140)	(11,846)
Total revenue from contracts with customers			$3,342	$11,694
Other revenue:
Interest and investment income (2)	Investment, dividend and other income	Corporate and Other	$1,458	$726
Interest and investment income (2)	Investment, dividend and other income	Underwriting	4,849	2,558
Realized gains and losses, net	Investment, dividend and other income	Corporate and Other	(375)	(197)
Realized gains and losses, net	Investment, dividend and other income	Underwriting	(34)	(56)
Total other revenues			$5,898	$3,031
Total revenues			$310,943	$399,978

_________________

(1)	Premiums retained by Direct Agents are recognized as income to the Corporate and Other segment, and expense to the Underwriting segment. Upon consolidation, the impact of these internal segment transactions from continuing operations is eliminated. See Note 7. Segment information for additional breakdown.

(2)	Interest and investment income consists primarily of interest payments received on held-to-maturity debt securities, available-for-sale debt securities and mortgage loans.

See Note 2. Revenue recognition for additional information.

6. Liability for loss and loss adjustment expenses

A summary of the changes in the liability for loss and loss adjustment expenses for each of the years ended is as follows:

	Year ended December 31,
	2023	2022
Balance at the beginning of the year	$81,873	$80,189

Provision for claims related to:
Current year	$14,901	$21,134
Prior years	(137)	(6,353)
Total provision for claims	$14,764	$14,781

Paid losses related to:
Current year	$(1,546)	$(2,483)
Prior years	(13,197)	(10,614)
Total paid losses	$(14,743)	$(13,097)

Balance at the end of the period	$81,894	$81,873

Provision for claims as a percentage of net written premiums	4.9%	3.8%

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

For the year ended December 31, 2023, the prior year’s provision for claims reserve release of $0.1 million is due to reported loss emergence which was lower than expected. Historically, this favorable loss experience has resulted in a decrease in the projection of ultimate loss for past policy years. Most recently, our favorable loss experience resulted in a decrease in the projection of ultimate loss for policy years 2021, 2022 and 2017. For the year ended December 31, 2022, the provision for claims reserve release related to prior years of $6.4 million is due to reported loss emergence which was lower than expected. This has resulted in a decrease in the projection of ultimate loss for policy years 2015, 2018 and 2020. The actuarial assumptions underlying the Company’s selected ultimate loss estimates place more consideration on title insurance industry benchmarks for more recent policy years. These title insurance benchmarks are based on industry long-term average loss ratios. As the Company’s claims experience matures, we refine those estimates to put more consideration to the Company’s actual claims experience. For the years ended  December 31, 2023 and 2022, the Company’s actual claims experience reflects lower loss ratios than industry benchmarks from a current positive underwriting cycle and resulted in the favorable development.

The liability for loss and loss adjustment expenses of $81.9 million and $81.9 million, as of December 31, 2023 and  December 31, 2022, respectively, includes $0.2 million and $0.2 million, respectively, of reserves for the settlement of claims which the Company has deemed to be directly related to its escrow or agent related activities. The reserves for the settlement of claims related to escrow or agent related activities are not actuarially determined.

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

Beginning in the third quarter of 2023, we have reflected the results of the Local Component as discontinued operations in the consolidated statements of operations for all periods presented.

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

The following table summarizes the operating results from continuing operations of the Company’s reportable segments:

	Year ended December 31, 2023
	Underwriting	Corporate and Other	Eliminations	Consolidated Total
Net premiums written	$301,703	$—	$—	$301,703
Escrow, other title-related fees and other (1)	1,953	2,529	(1,140)	3,342
Investment, dividend and other income	4,815	1,083	—	5,898
Total revenue	$308,471	$3,612	$(1,140)	$310,943

Premiums retained by agents (2)	$249,317	$—	$(1,140)	$248,177
Direct labor (3)	11,093	2,193	—	13,286
Other direct costs (4)	9,780	1,316	—	11,096
Provision for claims	14,563	201	—	14,764
Adjusted gross profit	$23,718	$(98)	$—	$23,620

	Year ended December 31, 2022
	Underwriting	Corporate and Other	Eliminations	Consolidated Total
Net premiums written	$385,253	$—	$—	$385,253
Escrow, other title-related fees and other (1)	2,692	20,848	(11,846)	11,694
Investment, dividend and other income	2,502	529	—	3,031
Total revenue	$390,447	$21,377	$(11,846)	$399,978

Premiums retained by agents (2)	$318,887	$—	$(11,846)	$307,041
Direct labor (3)	10,398	26,914	—	37,312
Other direct costs (4)	9,803	6,632	—	16,435
Provision for claims	13,575	1,206	—	14,781
Adjusted gross profit	$37,784	$(13,375)	$—	$24,409

(1)	Includes fee income from closings, escrow, title exams, ceding commission income, as well as premiums retained by Direct Agents.
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

The following table provides a reconciliation of the Company’s total reportable segments’ adjusted gross profit to its total loss from continuing operations before income taxes:

	Year ended December 31,
	2023	2022
Adjusted gross profit	$23,620	$24,409
Depreciation and amortization	11,673	15,077
Other indirect expenses (1)	85,338	175,371
Long-lived asset impairment	1,499	29,524
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(453)	(21,317)
Interest expense	20,323	14,106
Loss from continuing operations before income taxes	$(94,760)	$(188,352)

_______________

(1)

Includes other indirect expenses not allocated to segments including corporate support function costs, such as legal, finance, human resources, technology support and certain other indirect operating expenses, such as sales and management payroll, and incentive related expenses.

As of December 31, 2023 and 2022, the Underwriting segment had allocated goodwill of $23.4 million. There were no additions from acquisitions, impairments or adjustments to goodwill resulting from prior year acquisitions in either segment for the years ended December 31, 2023 and 2022. Accumulated impairment losses to goodwill were $65.2 million as of December 31, 2023 which represents goodwill impairment related to discontinued operations.

8. Income tax

The Company’s income tax expense (benefit) from both continuing and discontinued operations is as follows:

	Year ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	174	179
Total current	$174	$179

Deferred:
Federal	$113	$(338)
State	329	(1,083)
Total deferred	$442	$(1,421)
Total	$616	$(1,242)

	Year ended December 31,
Reconciliation of consolidated federal income tax expense (benefit) from:	2023	2022
Continuing operations	$528	$(1,055)
Discontinued operations	88	(187)
Consolidated federal income tax expense (benefit)	$616	$(1,242)

The Company’s income tax expense differs from the benefits computed by applying the federal income tax rate of 21% to loss before income taxes. A reconciliation of these differences is as follows:

	Year ended December 31,
	2023	2022
Benefit calculated at federal income tax rate	21.0%	21.0%
Change in valuation allowance	(26.1)%	(24.4)%
State tax benefit	8.7%	6.7%
Goodwill impairment	—%	(3.3)%
Nondeductible compensation	(3.5)%	(2.1)%
Provision-to-return permanent differences	1.0%	1.7%
Federal benefit on state tax	(1.8)%	—%
Change in fair value of Warrant and Sponsor Covered Shares liabilities	0.1%	1.4%
Change in state tax rate	—%	(0.8)%
Change in payables	0.2%	—%
Other permanent differences, net	(0.1)%	0.2%
Income tax benefit (expense)	(0.5)%	0.4%

The change in the total valuation allowance during the year was $32.3 million. Although the Company has recorded a valuation allowance against deferred tax assets as discussed below, a portion of deferred tax liabilities related to indefinite lived intangible assets acquired cannot be used as a source of income to offset deferred tax assets. Consequently, this amount is recorded as a deferred tax expense and reflected in the effective tax rate above. The current state tax expense is a result of separate state tax filings for subsidiaries that have taxable income or where there is a minimum state tax.

The significant components of deferred tax assets and liabilities from both continuing and discontinued operations consist of the following:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss	$117,319	$108,906
Interest expense	14,159	9,850
Intangibles assets	5,658	2,129
Stock-based compensation expense	2,360	4,379
Research and development	22,640	3,148
Statutory premium reserve	3,970	2,245
Other, net	1,434	1,641
Accrued compensation	1,073	1,393
Investments	192	420
Right-of-use assets	—	391
Allowance for doubtful accounts	370	265
Loss reserves	202	212
Debt issuance costs	34	43
Deferred lease obligation	18	18
Total gross deferred tax assets	169,429	135,040
Less valuation allowance	(161,980)	(129,704)
Total deferred tax assets	$7,449	$5,336

Deferred tax liabilities:
Other reserves	$(2,230)	$(2,069)
Fixed assets	(2,098)	(1,846)
Title plants	(663)	(1,428)
Lease liabilities	(3,250)	—
Unrealized gain on investments	—	(203)
Intangibles assets	—	(140)
Total deferred tax liabilities	$(8,241)	$(5,686)
Net deferred tax liability	$(792)	$(350)

As of December 31, 2023, the Company carried a valuation allowance against deferred tax assets as management believes it is more likely than not that the benefit of the net deferred tax assets covered by that valuation allowance will not be realized. The net deferred tax liability of $0.8 million is included in accrued expenses and other liabilities within the accompanying consolidated balance sheets.

In accounting for uncertainty in income taxes, the Company is required to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained in an audit, based on the technical merits of the position. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. There were no unrecognized tax benefits or liabilities as of December 31, 2023 and December 31, 2022.

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

As of December 31, 2023, the Company has federal and state net operating loss (“NOL”) carryforwards of $391.9 million and $529.2 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017, any federal NOL arising after the year ended December 31, 2017 can be carried forward indefinitely with no expiration but is limited to 80% of taxable income. The Company has approximately $0.2 million of pre-2018 federal NOLs subject to expiration beginning in 2036. The remainder of the federal NOLs have no expiration. The Company’s state NOLs are subject to various expirations, beginning in 2030.

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

The Company’s 2020 through 2022 tax years remain open to federal tax examinations. The Company’s 2019 through 2022 tax years remain open to state tax examinations.

9. Fixed assets

Fixed assets consist of the following:

	December 31,
	2023	2022
Internally developed software	$47,896	$40,934
Computer equipment	5,492	7,458
Acquired software	3,140	2,975
Furniture and equipment	484	831
Leasehold improvements	196	857
Construction in process	9	654
Total fixed assets, gross	$57,217	$53,709
Accumulated depreciation and amortization	(26,272)	(16,685)
Total fixed assets, net	$30,945	$37,024

Depreciation and amortization on fixed assets was $11.7 million and $15.1 million for the years ended December 31, 2023 and 2022, respectively.

The following table reflects the composition of net gains or losses for the sales of fixed assets for each of the years shown below:

	Year ended December 31,
	2023	2022
Gains (losses):
Fixed assets:
Gains	$90	$76
Losses	(781)	(232)
Total net gains (losses)	$(691)	$(156)

For the years ended December 31, 2023, and 2022, the Company recorded an impairment charge of $0.0 million and $1.0 million, respectively related to furniture, leasehold improvements and computer equipment associated with leased offices that have been vacated and an impairment charge of $1.1 and $23.2 million related to internally developed software and acquired software no longer in use. The Company does not expect to receive future economic benefit from the use of these assets and therefore, reduced the carrying amount to zero for these assets. The fair values of the impacted software and other fixed assets were determined in accordance with ASC 360, Property, Plant, and Equipment, using a cash flow valuation methodology with Level 3 inputs, primarily internal revenue forecasts. The impairment of furniture, leasehold improvements and computer equipment relate to our Corporate and Other segment, and the impairment of internally developed software and acquired software relates to our Corporate and Other segment. The fixed asset impairments are recorded in long-lived asset impairment in the consolidated statements of operations. See Note 21 for additional information on vacated leases.

Within each respective period, internally developed software and acquired software consist of the following:

	Year ended December 31
	2023	2022
Internally developed software	$8,034	$30,609
Accumulated amortization	(8,175)	(11,472)
Internally developed software, net	$(141)	$19,137

Acquired software	199	919
Accumulated amortization	(396)	(368)
Acquired software, net	$(197)	$551

Amortization expense on internally developed software was $8.2 million and $11.5 million for the years ended December 31, 2023 and 2022, respectively. Amortization expense for internally developed software at December 31, 2023 is expected to be $9.9 million, $8.7 million, $5.8 million, $2.8 million and $0.7 million for the years ended December 31, 2024,  December 31, 2025,  December 31, 2026, December 31, 2027 and December 31, 2028, respectively. Unamortized internally developed software development costs as of December 31, 2023 and 2022 are included in fixed assets, net in the consolidated balance sheets.

10. Debt

Senior secured credit agreement

On December 31, 2020, Old Doma executed a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”) providing for a $150.0 million senior secured term loan (“Senior Debt”) that was funded by the lenders, which are affiliates of HSCM, on January 29, 2021 (“Funding Date”). The Senior Debt matures five years from the Funding Date. Under the agreement, the Senior Debt will bear interest of 11.25% per annum, 5.0% of which will be paid on a current cash basis and the remainder to accrue and be added to the outstanding principal balance. Interest shall be compounded quarterly. If at any time Old Doma (now known as States Title) is in an event of default under the Senior Debt, outstanding amounts shall bear interest at the default interest rate of 15.00%. Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 0.2 million shares of our common stock. The Senior Debt is secured by a first-priority pledge and security interest in substantially all of the assets (tangible and intangible) of our wholly owned subsidiary States Title (which represent substantially all of our assets) and any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). States Title is subject to customary affirmative, negative and financial covenants, including, among other things, minimum liquidity of $20.0 million (as of the last day of any month), minimum consolidated annual revenue of $130.0 million, limits on the incurrence of indebtedness, restrictions on asset sales outside the ordinary course of business and material acquisitions, limitations on dividends and other restricted payments. States Title was in compliance with the Senior Debt covenants as of December 31, 2023. The Senior Debt also includes customary events of default for facilities of this type and provides that, if an event of default occurs and is continuing, the Senior Debt will amortize requiring regular payments on a straight-line basis over the subsequent 24-month calendar period, but not to extend beyond the maturity date.

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

Concurrently with the execution of the Merger Agreement, certain of the Company’s subsidiaries, the lenders party thereto and Hudson, as agent for such lenders, entered into the HSCM Fourth Amendment. Immediately after the effectiveness of the HSCM Fourth Amendment, Hudson, certain of the Company’s subsidiaries, the lenders party thereto and Parent entered into the Hudson Fifth Amendment. For more information, refer to Note 24 "Subsequent Events."

The estimated fair value of the Senior Debt at December 31, 2023 was $157.0 million. No active or observable market exists for the Senior Debt and as a result this is a Level 3 fair value measurement. Therefore, the estimated fair value of the Senior Debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.

11. Stockholders’ (deficit) equity

Common stock

Holders of common stock are entitled to one vote for each share held. Common stock is entitled to receive dividends when, and if, declared by the board of directors.

On July 29, 2021, the Company’s common stock and Public Warrants began trading on the New York Stock Exchange under the ticker symbols “DOMA” and “DOMA.WS,” respectively. The Public Warrants are trading on the OTC Pink Marketplace under the symbol “DOMAW”.

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

Pursuant to the Company’s certificate of incorporation and Charter Amendment, the Company is authorized to issue 80,000,000 shares of common stock with a par value of $0.0001 per share.

Preferred stock

Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 4,000,000 shares of preferred stock having a par value of $0.0001 per share (the “preferred stock”). The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares. As of December 31, 2023, there were no shares of preferred stock issued and outstanding.

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

On July 27, 2021, the Company’s stockholders approved the 2021 Omnibus Incentive Plan, under which the Company issues restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”). The RSUs are subject to time-based vesting, generally with a majority of the RSUs vesting 25% on the first anniversary of the award date and ratably thereafter for twelve quarters, such that the RSUs will be fully vested on the fourth anniversary of their award date. Eligible participants in the PRSUs will receive a number of earned shares based on Company financial results during the performance period, as established by the Company’s board of directors. Earned shares for the PRSUs will fully vest once the continuous employment service condition is met after the performance period. The RSUs and PRSUs are measured at fair market value on the grant date and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. As of December 31, 2023, a maximum of approximately 3.0 million securities were authorized for issuance under the Company’s 2021 Omnibus Incentive Plan.

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

In May 2023, the compensation committee of the Company's board of directors approved modifications to the vesting conditions and exercise periods of outstanding equity compensation awards held by certain of the Company's then-current employees who became employees of WFG in the WFG Asset Sale. These modifications became effective upon acceptance of employment with WFG. Pursuant to such modifications, the options and RSUs held by WFG employees vest on May 20, 2024; provided that employment with WFG does not terminate prior to such date. These modified awards vest based on conditions that are not classified as a service, market or performance condition, and as a result, such awards are classified as a liability. In accordance with ASC 718, "Compensation - Stock Compensation," stock-based compensation expense of $2.2 million previously incurred on the original awards was reversed in the personnel costs line in the consolidated statements of operations in 2023, and the Company recorded a liability of $0.2 million for the fair value of the modified awards in the accrued expenses and other liabilities line in the consolidated balance sheet as of  December 31, 2023.

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

Stock-based compensation expense for the years ended December 31, 2023 and 2022 was $17.1 million and $29.7 million, respectively.

Stock options (ISO and NSO)

The Company did not issue stock options during the year ended December 31, 2023 and 2022.

The Company had the following stock option activity:

	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value ($)
Outstanding as of December 31, 2022	703,422	14.46	6.74	$191
Granted	—	—	—
Exercised	(17,774)	13.41	0.42
Cancelled or forfeited	(283,620)	15.07	1.07
Outstanding as of December 31, 2023	402,028	$14.08	5.62	$54

Options exercisable as of December 31, 2023	387,772	$13.94	5.58	$54

The total intrinsic value of options exercised for the years ended December 31, 2023 and 2022 was $0.1 million and $3.5 million, respectively.

The total fair value of options vested during the years ended December 31, 2023 and 2022 were $3.5 million and $12.6 million, respectively.

As of December 31, 2023, there was $1.7 million of stock-based compensation expense that had yet to be recognized related to nonvested stock option grants. The weighted-average period over which this unrecognized stock-based compensation expense is expected to be recognized is 1.00 year.

RSAs, RSUs and PRSUs

The Company had the following activity for nonvested RSA, RSU and PRSU activity:

	Number of RSAs, RSUs and PRSUs	Average Grant Date Fair Value ($)
Nonvested at December 31, 2022	1,619,222	$44.19
Granted	1,303,266	8.14
Vested	(444,879)	46.52
Adjustment for PRSUs expected to vest	—	—
Cancelled or Forfeited	(670,280)	47.70
Nonvested at December 31, 2023	1,807,329	$18.59

The total fair value of RSAs, RSUs and PRSUs which vested in the years ended December 31, 2023 and 2022 was $3.6 million and $3.8 million, respectively.

As of December 31, 2023, there was $25.4 million of stock-based compensation expense that had yet to be recognized related to nonvested RSAs, RSUs and PRSUs. The weighted-average period over which this unrecognized stock-based compensation expense is expected to be recognized is 2.05 years.

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

Stock price at issuance	$23.00
Expected volatility	75.0%
Risk-free interest rate	3.14%
Current expected term (years)	3.9
Expected dividend yield	—%

During the year ended December 31, 2023, the Company had the following non-vested market-based award activity:

	Number of Market-based awards	Average Grant Date Fair Value ($)
Non-vested at December 31, 2022	97,413	$7.92
Granted	—	—
Vested	—	—
Cancelled or Forfeited	—	—
Non-vested at December 31, 2023	97,413	$7.92

As of December 31, 2023, there was $0.3 million of stock-based compensation expense that had yet to be recognized related to nonvested market-based awards. The weighted-average period over which this unrecognized stock-based compensation expense is expected to be recognized is 2.42 years.

13. Earnings per share

The calculation of the basic and diluted EPS is as follows:

	Year ended December 31,
	2023	2022
Numerator
Net loss from continuing operations	$(95,288)	$(187,297)

Denominator
Weighted-average common shares – basic and diluted	13,342,913	13,041,337

Net loss from continuing operations per share - basic and diluted	$(7.14)	$(14.36)
Net loss from discontinued operations per share - basic and diluted	$(2.18)	$(8.81)
Net loss per share attributable to stockholders - basic and diluted	$(9.32)	$(23.17)

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

	As of December 31,
	2023	2022
Outstanding stock options	402,028	703,422
Warrants for common and preferred stock	693,333	720,910
RSA’s, RSU’s and PRSU’s	1,807,329	1,619,222
Market-based awards	97,413	97,413
Sponsor Covered Shares and Seller Earnout Shares	686,190	698,024
Total antidilutive securities	3,686,293	3,838,991

14. Related party transactions

Equity held by Lennar

In connection with the North American Title Acquisition, subsidiaries of Lennar were granted equity in the Company. As of December 31, 2023, Lennar, through its subsidiaries, held 24.3% of the Company on a fully diluted basis.

Transactions with Lennar

In the routine course of its business, Doma Title Insurance, Inc. (“DTI”) underwrites title insurance policies for a subsidiary of Lennar. The Company recorded the following revenues and premiums retained by agents from these transactions, which are included within our Underwriting segment:

	Year ended December 31,
	2023	2022
Revenues	$139,186	$134,869
Premiums retained by agents	112,011	108,419

	As of December 31,
	2023	2022
Net receivables	$7,153	$4,175

These amounts are included in receivables, net, in the consolidated balance sheets.

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

Commitments and other contingencies

The Company also administers escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. These escrow deposits amounted to $11.0 million and $77.4 million at December 31, 2023 and 2022, respectively. Such deposits are not reflected in the consolidated balance sheets, but the Company could be contingently liable for them under certain circumstances (for example, if the Company disposes of escrowed assets). Such contingent liabilities have not materially impacted the results of operations or financial condition to date and are not expected to do so in the future.

See Note 21 in our consolidated financial statements for information on our operating lease obligations.

16. Accumulated other comprehensive income

Following is a summary of the changes in each component of accumulated other comprehensive income:

	Year ended December 31,
	2023	2022
Beginning balance at January 1	$(937)	$—
Unrealized gain (loss) on available-for-sale debt securities, before tax	454	(937)
Income tax effect	—	—
Total accumulated other comprehensive income, net of tax	$(483)	$(937)

17. Accrued expenses and other liabilities

Accrued expenses and other liabilities include the following:

	December 31,
	2023	2022
Employee benefits	$323	$3,782
Severance	—	4,984
Contract terminations	3,460	5,248
Premium taxes	2,700	3,862
Employee compensation	3,108	2,234
Other	3,109	3,237
Total accrued expenses and other liabilities	$12,700	$23,347

Workforce reduction plans

In 2022, the Company executed three separate workforce reduction plans (the “2022 Reduction Plans”) to reduce costs, improve Local branch-level profitability, and focus resources on its instant underwriting capabilities. The Reduction Plans during 2022 included the elimination of approximately 1,076 positions across the Company, or approximately 52% of the Company’s workforce as of December 31, 2022. On August 2, 2023, the Company committed to an additional workforce reduction plan (the “2023 Reduction” and collectively with the 2022 Reductions Plans, the “Reduction Plans”) to improve cost efficiency and focus on our instant underwriting technology and Underwriting operations. The 2023 Reduction included the elimination of approximately 70 positions across the Company, or approximately 17% of the Company’s then current workforce. The execution of the Reduction Plans, including cash payments, was substantially complete as of December 31, 2023.

The following table summarizes activity related to the liabilities associated with the Reduction Plans:

Total
Balance as of January 1, 2022	$—
Charges incurred (1)	16,130
Payments and other adjustments	(11,146)
Balance as of January 1, 2023	$4,984
Charges incurred (1)	10,287
Payments and other adjustments	(15,271)
Balance as of December 31, 2023	$—

________________

(1) Charges incurred include interim salary for employees with known departure dates, employee benefits, severance, payroll taxes and related facilitation costs offset by forfeitures of bonus.

For the year ended December 31, 2023, and 2022 forfeited stock-based compensation associated with the Reduction Plans was $2.6 million and $3.7 million, respectively. The charges incurred and forfeited stock-based compensation associated with the Reduction Plans primarily relate to the Company’s Corporate and Other reportable segment.

Contract terminations

Associated with the Company’s Reduction Plans and vendor management initiatives during the year ended  December 31, 2023, and 2022, the Company recorded $1.3 million and $5.2 million, respectively, in accelerated contract charges related to contracts that will continue to be incurred for the contracts’ remaining terms without economic benefit to the Company. These contract termination charges were recorded in other operating expenses in the consolidated statements of operations. As of December 31, 2023, total accrued liabilities related to these accelerated contract charges were $3.5 million.

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

For the years ended December 31, 2023 and 2022 the Company made contributions for the benefit of employees of $0.3 million and $3.3 million, respectively, to the Retirement Savings Plan.

19. Research and development

For the years ended December 31, 2023 and 2022, the Company recorded the following related to research and development expenses and capitalized internally developed software costs:

	Year ended December 31,
	2023	2022
Research and development expenses incurred	$5,266	$16,108
Capitalized internally developed software costs	8,034	30,609
Research and development spend, inclusive of capitalized internally developed software cost	$13,300	$46,717

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

On September 3, 2021, the Company filed a Registration Statement on Form S-1 (No. 333-258942), as amended, with the SEC (which was declared effective on September 8, 2021; and the Company subsequently filed a post-effective amendment thereto, which was declared effective on March 30, 2022), which related to, among other things, the issuance of an aggregate of up to 693,333 shares of common stock issuable upon the exercise of the Warrants. As of  December 31, 2023 and 2022, the aggregate values of the Public Warrants were $0.0 million and $0.2 million, respectively, representing Public Warrants outstanding to purchase 460,000 shares of our common stock. As of  December 31, 2023 and 2022, the aggregate values of the Private Warrants were $0.0 million and $0.1 million, respectively, representing Private Warrants outstanding to purchase 233,333 shares of our common stock. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrants and Sponsor Covered Shares liabilities in the consolidated statements of operations.

21. Leases

The Company has operating leases consisting of office space and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of December 31, 2023, we have leases with remaining terms of 1 month to 4 years, some of which may include no options for renewal and others with options to extend the lease terms from 1 year to 5 years.

The components of our operating leases were as follows:

	Year ended December 31,
	2023	2022
Components of lease expense:
Operating lease expense	$2,392	$3,684
Less sublease income	(480)	(13)
Net lease expense	$1,912	$3,671

Cash flow information related to leases:
Operating cash outflow from operating leases during the year ended December 31, 2023	$4,267	$3,602

	December 31, 2023	December 31, 2022
Right-of-use assets obtained during the year ended December 31, 2023 in exchange for new operating lease liabilities	$42	$862
Weighted average remaining lease term (in years)	3.56	4.33
Weighted average discount rate	10%	10%

	December 31, 2023
Maturities of lease liabilities:	Continuing Operations	Discontinued Operations
2024	$3,364	$2,629
2025	2,579	2,143
2026	2,421	1,777
2027	2,093	620
Total lease payments	10,457	7,169
Less imputed interest	(1,619)	(1,062)
Lease liabilities	$8,838	$6,107

During the year ended December 31, 2023 and 2022, the Company recorded a $0.4 million and $5.3 million, respectively, impairment on its operating lease right-of-use assets due to vacating locations as a result of a smaller workforce. The right-of-use asset impairments were recorded in long-lived asset impairment in the consolidated statements of operations. The right-of-use asset impairments were determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the right-of-use asset was based on the estimated sublease income taking into consideration the time period it will take to obtain a sublessor, the uncertainty of obtaining a sublessor, vacancy rates in the associated market, and the sublease rate. The right-of-use asset impairments relate to our Corporate and Other segment.

We have subleased certain locations vacated as a result of a smaller workforce.  As of December 31, 2023, we have subleases with remaining terms of 2 months to 4 years, some of which may include no options for renewal and others with options to extend the lease terms by 1 year. The undiscounted cash flows as of December 31, 2023 related to our subleases on an annual basis were as follows:

	December 31, 2023
	Continuing Operations	Discontinued Operations
2024	$1,139	$666
2025	1,035	325
2026	1,067	131
2027	1,100	24
Total sublease payments	$4,341	$1,146

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

Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Departments of Insurance of their respective states of domicile. As of December 31, 2023, $49.9 million of our statutory net assets are restricted from dividend payments without prior approval from the Departments of Insurance of their respective states of domicile. During 2024, our title insurance subsidiary can pay or make distributions to us of approximately $5.2 million, without prior approval.

The statutory capital and surplus of DTI was approximately $49.9 million and $57.9 million as of December 31, 2023 and 2022, respectively. The statutory net income of DTI was $5.2 million and $13.9 million for the years ended December 31, 2023 and 2022, respectively.

Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2023.

There are no other restrictions on our accumulated deficit regarding our ability to pay dividends to stockholders although there are limits on the ability of certain subsidiaries to pay dividends to us, as described above.

23. Discontinued operations

In the second and third quarters of 2023, the Company sold its assets used in or related to the Company’s Local Component. In conjunction with the sale of the Local Component, on June 9, 2023, the Company sold a title plant in Texas for a total sale price of $7.6 million. Costs to sell the title plant were $0.7 million. The sale of the title plant resulted in a realized gain of $3.8 million recorded in the gain (loss) on sales of discontinued operations line on the consolidated statement of operations. With the execution of these agreements, the Company no longer has operations related to our previous Local retail branch footprint. With the final execution of these agreements during the third quarter of 2023, the Company determined that this represented a strategic shift that had a major effect on the Company’s operations and financial results, which triggered discontinued operations presentation, in accordance with ASC 205-20-45, for the Company's Local Component within its previous Distribution segment. Refer to Note 3 for additional details on the divestiture transactions.

The assets and liabilities associated with discontinued operations, including assets and liabilities sold in the Local Sales, assets separately disposed and remaining Local Component assets and liabilities, have been presented separately in our consolidated balance sheets. The major assets and liability categories were as follows as of the dates indicated:

(In thousands, except share information)	December 31, 2023	December 31, 2022
Assets
Trade and other receivables (net of allowance for credit losses of $110 at December 31, 2023 and $75 at December 31, 2022)	$62	$751
Prepaid expenses, deposits and other assets	242	1,437
Lease right-of-use assets	2,108	13,910
Fixed assets (net of accumulated depreciation of $2,028 at December 31, 2023 and $7,847 at December 31, 2022)	151	2,359
Title plants	—	11,817
Goodwill	—	22,867
Assets held for disposal	$2,563	$53,141

Liabilities
Accounts payable	$306	$502
Accrued expenses and other liabilities	238	5,546
Lease liabilities	6,107	16,696
Senior secured credit agreement, net of debt issuance costs and original issue discount	—	7,415
Liability for loss and loss adjustment expenses	132	197
Liabilities held for disposal	$6,783	$30,356

Summary operating results of discontinued operations were as follows for the periods indicated:

	Year Ended December 31, 2023
	Local Component	Eliminations (1)	Total
Revenues:
Escrow, other title-related fees and other	$30,536	$(14,033)	$16,503
Investment, dividend and other income	(687)	—	(687)
Total revenues	$29,849	$(14,033)	$15,816

Operating expenses excluding impairments	$45,754	$(14,033)	$31,721
Goodwill impairment	—	—	-
Long-lived asset impairment	4,007	—	4,007
Total operating expenses	$49,761	$(14,033)	$35,728

Loss from discontinued operations	$(19,912)	$—	$(19,912)

Other (expense) income:
Interest expense	$(2,002)	$—	$(2,002)
Gain (loss) on sales of discontinued operations	(7,124)	—	(7,124)
Loss from discontinued operations before income taxes	$(29,038)	$—	$(29,038)

Income tax expense	(88)	—	(88)
Net loss from discontinued operations	$(29,126)	$—	$(29,126)

	Year Ended December 31, 2022
	Local Component	Eliminations (1)	Total
Revenues:
Escrow, other title-related fees and other	$85,874	$(45,560)	$40,314
Investment, dividend and other income	(111)	—	(111)
Total revenues	$85,763	$(45,560)	$40,203

Operating expenses excluding impairments	$129,178	$(45,560)	$83,618
Goodwill impairment	65,207	—	65,207
Long-lived asset impairment	2,503	—	2,503
Total operating expenses	$196,888	$(45,560)	$151,328

Loss from discontinued operations	$(111,125)	$—	$(111,125)

Other (expense) income:
Interest expense	$(3,974)	$—	$(3,974)
Gain (loss) on sales of discontinued operations	—	—	-
Loss from discontinued operations before income taxes	$(115,099)	$—	$(115,099)

Income tax expense	187	—	187
Net loss from discontinued operations	$(114,912)	$—	$(114,912)

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

The depreciation and amortization, capital expenditures, sale proceeds and significant noncash operating items associated with the discontinued operations were as follows:

	Year ended December 31,
	2023	2022
Non-cash discontinued operating activities:
Impairment charges	$4,007	$67,710
Depreciation and amortization	510	942
Loss on sales of discontinued operations	(7,124)	—

Cash flows from discontinued investing activities:
Capital expenditures	$—	$1,848
Proceeds from sales of discontinued operations, net of cash disposed and working capital adjustments, and dividends from title plants	$15,884	$755

24. Subsequent events

In connection with the subsequent events below, refer to discussion on management's plans in Note 1, "Organization and business operations."

Merger Agreement

On March 28, 2024, the Company entered into the Merger Agreement with Parent and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Topco, the indirect parent company of Parent. Capitalized terms used but not otherwise defined herein have the meaning set forth in the Merger Agreement, a copy of which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on March 29, 2024, and incorporated herein by reference.

The Company Board, acting on the unanimous recommendation of a special committee comprised of independent and disinterested directors formed for the purpose of considering the transaction, unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, the Voting and Support Agreement (as defined below) and the other agreements contemplated by the Merger Agreement and the transactions contemplated thereby, are fair, advisable and in the best interests of the Company and the Disinterested Stockholders and (ii) approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and the Voting and Support Agreement and the other agreements contemplated by the Merger Agreement and the transactions contemplated thereby, and (iii) resolved to submit and recommend the Merger Agreement to the Company’s stockholders for approval and adoption thereby.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger:

●

each share of common stock, par value $0.0001 per share, of the Company (“Common Stock”) outstanding immediately prior to the Effective Time (subject to certain exceptions, including for shares of Common Stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will, at the Effective Time, be cancelled and extinguished and automatically converted into the right to receive $6.29 in cash (the “Merger Consideration”), subject to applicable withholding taxes;

●	each warrant to purchase shares of Common Stock that is outstanding immediately prior to the Effective Time will, in accordance with its terms, automatically and without any required action on the part of the holder thereof, cease to represent a warrant to purchase shares of Common Stock and become a warrant exercisable for Merger Consideration;

●	each option to purchase Common Stock (each, a “Company Option”) that is outstanding and unexercised immediately prior to the Effective Time, whether vested or unvested, will automatically be cancelled and terminated as of immediately prior to the Effective Time and converted into the right to receive an amount in cash, less applicable tax withholdings, equal to the product obtained by multiplying (i) the aggregate number of shares of Common Stock subject to such Company Option by (ii) the excess, if any, of the Merger Consideration over the exercise price per share of such Company Option;

●	each unvested award of restricted shares of Common Stock (each, a “Company RS Award”) that is outstanding immediately prior to the Effective Time will automatically be cancelled and terminated as of immediately prior to the Effective Time and converted into the right to receive an amount in cash, less applicable tax withholdings, equal to the product obtained by multiplying (i) the aggregate number of shares subject to such Company RS Award by (ii) the Merger Consideration;

●	each award of restricted stock units of the Company (each, a “Company RSU Award”) that is outstanding immediately prior to the Effective Time, whether vested or unvested, will automatically be cancelled and terminated as of immediately prior to the Effective Time and converted into the right to receive an amount in cash, less applicable tax withholdings, equal to the product obtained by multiplying (i) the aggregate number of shares subject to such Company RSU Award by (ii) the Merger Consideration; and

●	each award of performance-based or market-based restricted stock units of the Company (each, a “Company PRSU Award”) that is outstanding immediately prior to the Effective Time, whether vested or unvested, will automatically be cancelled and terminated as of immediately prior to the Effective Time and converted into the right to receive, an amount in cash, less applicable tax withholdings, equal to the product obtained by multiplying (i) the aggregate number of shares subject to such Company PRSU Award (if any) that would satisfy the performance conditions applicable to such Company PRSU Award measured as of immediately prior to the Effective Time (in accordance with the applicable award agreement governing such Company PRSU Award) by (ii) the Merger Consideration.

Assuming the satisfaction of the conditions set forth in the Merger Agreement, the Company expects the transactions contemplated thereby to close in the second half of 2024.

The stockholders of the Company will be asked to vote on the adoption of the Merger Agreement and the Merger at a stockholder meeting that will be held on a date to be announced as promptly as reasonably practicable following the customary review process by the SEC. The consummation of the Merger is not subject to a financing condition, but is subject to certain conditions to Closing, including (i) approval of the Company’s Disinterested Stockholders, (ii) consent, approval or authorization from relevant insurance regulatory agencies without the imposition of a Burdensome Condition, (iii) absence of any order or injunction prohibiting the consummation of the Merger, (iv) subject in certain cases to customary materiality qualifiers, the accuracy of the representations and warranties contained in the Merger Agreement and compliance with the covenants contained in the Merger Agreement, (v) no Company Material Adverse Effect having occurred since the date of the Merger Agreement that is continuing, (vi) the completion of certain specified transactions as contemplated by the Merger Agreement, (vii) the repayment of the Company’s outstanding indebtedness with Hudson pursuant to the terms described below and (viii) the investment by Len FW (defined below) into Topco.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to conduct its businesses in the ordinary course between the execution and completion of the Merger Agreement, not to engage in certain kinds of transactions during such period (including payment of dividends outside of the ordinary course or as otherwise permitted under the Merger Agreement), to convene and hold a meeting of its stockholders to consider and vote upon the Merger, to cooperate with Parent in connection with obtaining financing for the transaction, to implement the reorganization of certain assets and liabilities of the Company relating to its technology solutions into a newly formed or selected subsidiary of the Company, to use reasonable best efforts to obtain regulatory consents, and, subject to certain customary exceptions, for the Company Board to recommend that its stockholders approve and adopt the Merger Agreement. The Merger Agreement also contains customary representations, warranties and covenants of Parent and Merger Sub, including a covenant to use reasonable best efforts to obtain the debt financing described below. The Merger Agreement contains a 50-day “go-shop” provision that allows the Company to, among other things, solicit, initiate, propose, induce, encourage, or facilitate discussions or negotiations with respect to Acquisition Proposals. At the end of the “go-shop” period, the Company will cease such activities, and is subject to a customary “no-shop” provision that restricts the Company’s ability to, among other things, solicit Acquisition Proposals from third parties and to provide non-public information to, and engage in discussions or negotiations with, third parties regarding Acquisition Proposals after the “go-shop” period. The “no-shop” provision allows the Company, under certain circumstances and in compliance with certain obligations set forth in the Merger Agreement, to provide non-public information to any person and its representatives that has made a bona fide Acquisition Proposal that either constitutes, or would reasonably be expected to lead to, an Acquisition Proposal.

Parent and Merger Sub have represented that they will have sufficient cash at the Closing regardless of third-party financing, though have also secured committed debt financing to be provided by certain lenders (collectively, the “Lenders”) on the terms and subject to the conditions set forth in a debt commitment letter. The obligations of the Lenders to provide debt financing under the debt commitment letter are subject to a number of customary conditions.

The Merger Agreement contains certain termination rights for both the Company and Parent. If the Merger Agreement is terminated (1) by Parent as a result of the Company’s breach of its representations, warranties or covenants in a manner that would cause the related conditions to Closing to not be met and Company subsequently enters into an Alternative Acquisition Agreement and such transaction is subsequently consummated, or (2) as a result of the Company Board changing its recommendation and entering into an Alternative Acquisition Agreement and such transaction is subsequently consummated, or (3) if the Merger Agreement is terminated by Company in order to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal, the Company will be required to pay Parent a termination fee to Parent of $3,188,734. If the Merger Agreement is terminated by the Company in connection with Company’s entry into an Alternative Acquisition Agreement with respect to a Superior Proposal during the “go-shop” period or with an Exempted Person, the Company will be required to pay Parent a lower termination fee of $1,822,134. The Merger Agreement also provides that either party may specifically enforce the other party’s obligations under the Merger Agreement. In addition to the foregoing termination rights, and subject to certain limitations, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by September 28, 2024 (the “End Date”), provided that if all of the conditions to Closing other than the obtainment of the certain specified Insurance Regulatory Approvals have been satisfied or waived on or prior to the End Date, then the End Date shall automatically be extended to October 28, 2024 (“First Extension Date”), provided, further, that if all of the conditions to Closing, other than the receipt of approval from the requisite South Carolina Department of Insurance or requisite approval from the California Department of Insurance, have been satisfied or waived on or prior to  the First Extension Date, then the First Extension Date shall automatically be extended to November 28, 2024. In the event that (a) the Agreement is terminated in accordance with the prior sentence and at the time of termination, all of the conditions to Closing have been satisfied or waived except for (i) any condition that is not satisfied due to breach by the Company of any representation, warranty, covenant or agreement in the Merger Agreement, (ii) the completion of certain specified transactions as contemplated by the Merger Agreement and (iii) conditions that by their nature can only be satisfied at or immediately prior to the Closing; (b) certain specified transactions have not been completed by June 26, 2024; and (c) the Company has not agreed to terminate the Agreement within five (5) days of Parent’s written notice to terminate, then the Company shall reimburse Parent for its reasonable and documented out-of-pocket expenses incurred between June 26, 2024 and the date of termination.

If the Merger is consummated, the Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.

Voting and Support Agreement

Concurrently with the execution of the Merger Agreement, LENX ST Investor, LLC and Len FW Investor, LLC (“Len FW,” and together with LENX ST Investor, LLC, the “Lennar Stockholders”), the Company and Parent entered into a Voting and Support Agreement (the “Voting and Support Agreement”), pursuant to which the Lennar Stockholders have agreed, among other things and subject to the terms and conditions set forth therein, to vote or cause to be voted all shares of Common Stock beneficially owned by the Lennar Stockholders (the “Voting Agreement Shares”) in favor of adopting the Merger Agreement and the transactions contemplated thereby, including the Merger.

The Lennar Stockholders hold, collectively, approximately 25% of the voting power of the Common Stock. Under the Voting and Support Agreement, the Lennar Stockholders have agreed to, among other things, (a) vote the Voting Agreement Shares in favor of the Merger, the adoption of the Merger Agreement and the transactions contemplated thereby and (b) vote against any Alternative Acquisition Agreement and any other action or agreement (including, without limitation, any amendment of any agreement), amendment of the Company’s organizational documents or other action that is intended or would reasonably be expected to materially prevent or delay the consummation of the Transactions, including the Merger. The Voting and Support Agreement will automatically terminate upon the earliest of (i) written agreement of the parties thereto to terminate the Voting and Support Agreement, (ii) the valid termination of the Merger Agreement in accordance with its terms and (iii) the Effective Time, and each Lennar Stockholder may terminate the Voting and Support Agreement as to itself upon the entry by the Company and Parent without the prior written consent of such Lennar Stockholder into any amendment, waiver or modification to the Merger Agreement that results in (x) a change to the form of consideration to be paid thereunder, (y) a decrease in the amount of Merger Consideration payable to the stockholders of the Company pursuant to the terms of the Merger Agreement as in effect on the date of the Voting and Support Agreement, or (z) an imposition of any material restrictions or additional constraints on the payment of the consideration thereunder.

Hudson Financing Arrangements

Agreement and Fourth Amendment to the Loan and Security Agreement

Concurrently with the execution of the Merger Agreement, certain of the Company’s subsidiaries, the lenders party thereto and Hudson, as agent for such lenders, entered into the Hudson Fourth Amendment, pursuant to which that certain Loan and Security Agreement, dated as of December 31, 2020 (as amended, the “Company Loan Agreement”), by and among States Title, as the borrower, the guarantors party thereto, the lenders party thereto and Hudson was amended such that, among other things:

a.	from the effective date of the Hudson Fourth Amendment through September 30, 2025, interest on the principal amount outstanding of the senior secured term loan under the Company Loan Agreement (the “Term Loan”) will accrue and capitalize and be added to the principal balance monthly at a per annum rate equal to 16.25%;
b.	beginning October 1, 2025, interest on the Term Loan will accrue at a per annum rate equal to 16.25%, (i) 10% of which shall accrue and be payable in cash monthly and (ii) the remainder of such interest shall accrue and capitalize and be added to the principal balance monthly;
c.	States Title will make prepayments on the principal of the Term Loan in an amount up to $16 million of net cash proceeds received from contingent payments earned by the Company pursuant to certain previous asset sales (but such payment shall be deferred until October 2025);
d.	Subject to certain conditions, States Title will make monthly pre-payments of the principal amount outstanding of the Term Loan under the Company Loan Agreement with cash on hand in excess of $7.5 million after October 1, 2025 in the event the Merger Agreement is terminated prior to the consummation of the Merger;
e.	if reasonably requested by Hudson following a termination of the Merger Agreement prior to the consummation of the Merger, States Title would transfer all of its equity interests in Doma Title Insurance, Inc. to a newly formed bankruptcy-remote entity and cause such equity interests to be pledged as collateral under the Company Loan Agreement;
f.	the financial covenants in the Company Loan Agreement were modified, including, without limitation, the reduction of the minimum consolidated GAAP revenue financial covenant from $130 million to $50 million; and
g.	States Title is permitted to incur indebtedness under the Topco Term Facility (as defined below). which indebtedness shall be senior in respect of payment and liens to the obligations under the Company Loan Agreement.

In connection with the Hudson Fourth Amendment, Hudson shall be entitled to an amendment fee of $1.0 million, which fee became payable upon execution of the Hudson Fourth Amendment and shall be paid-in-kind and added to the principal of the Term Loan.

Agreement and Fifth Amendment to the Loan and Security Agreement

Immediately after the effectiveness of the Hudson Fourth Amendment, Hudson, certain of the Company’s subsidiaries, the lenders party thereto and Parent entered into the Hudson Fifth Amendment pursuant to which, at the Closing, Hudson will (a) accept certain consideration (as set forth in the Hudson Fifth Amendment, the “Hudson Payoff”) in full satisfaction of all indebtedness under the Company Loan Agreement and (b) release all liens securing the Company Loan Agreement. Pursuant to the Hudson Fifth Amendment, States Title’s obligation to make cash interest payments under the Company Loan Agreement shall be suspended until the earliest of (a) the termination of the Merger Agreement, (b) five business days after the End Date (as defined in the Merger Agreement), (c) the consummation of the Merger (without Hudson’s receipt of the Hudson Payoff) and (d) March 12, 2025 the (“Standstill Period”).  In addition, during the Standstill Period, Hudson and the lenders have agreed not to exercise remedies with respect to certain matters that would otherwise constitute events of default under the Company Loan Agreement. If the Standstill Period ends without the consummation of the Merger (without HSCM’s receipt of the HSCM Payoff), the Company’s cash interest payment obligations under the Company Loan Agreement will be as described in the HSCM Fourth Amendment.

Topco Commitment Letter

Concurrently with the execution of the Merger Agreement, States Title and Topco, the indirect parent company of Parent, entered into the Topco Commitment Letter, pursuant to which Topco committed to provide the Topco Term Facility to States Title (with certain subsidiaries of States Title guaranteeing the obligations thereunder).

The Topco Term Facility will have two tranches: (a) up to $25 million will be available to be drawn in up to three draws (each draw being for at least $5 million) between closing of the Topco Term Facility and December 31, 2024 and (b) up to $10 million will be available to be drawn in a single draw between January 1, 2025 and June 30, 2025, each tranche being subject to commitment reductions as set forth in the Topco Commitment Letter.  Each loan made thereunder will mature three years after it is drawn. The Topco Term Facility will be secured by a first priority lien on substantially all of the assets of States Title and the guarantors (subject to customary exceptions), senior to all existing and future liens securing debt for borrowed money (including the liens securing the Company Loan Agreement) and will be senior in right of payment to all existing and future debt for borrowed money (including the Company Loan Agreement), in each case, subject to certain exceptions. The terms of the subordination of the Company Loan Agreement shall be substantially as set forth in the Topco Commitment Letter and will include certain prohibitions on the exercise of remedies by the lenders under the Company Loan Agreement. Interest on each loan will accrue at a rate of Term SOFR (subject to a 1.0% floor) plus 9.0% per annum and will be payable quarterly in kind. The Topco Term Facility will include a fee of 5.0% per annum on all undrawn commitments, payable quarterly in cash, and an upfront fee of 3.0% of the commitments in respect of the Topco Term Facility at closing of the Topco Term Facility, payable upon the funding or termination of such commitments.  Prepayments of the Topco Term Facility (subject to certain exceptions) will be subject to customary prepayment premiums. The Topco Term Facility will also include certain information rights and other customary covenants (including affirmative, negative and financial covenants) and mandatory prepayment provisions.

Len FW Investment

Concurrently with the execution of the Merger Agreement, Len FW and Topco, which, following the Effective Time, will be an indirect parent of the Company, entered into certain agreements, pursuant to which, concurrently with the Closing and upon the terms and subject to the conditions set forth therein, Len FW shall invest the cash it receives pursuant to the Merger Agreement in consideration for its existing shares of Company Common Stock at the Closing and an additional $17 million in Topco, resulting in Len FW owning approximately 8.36% of the outstanding equity of Topco on a fully-diluted basis (the “Len FW Investment”).

In the preparation of the accompanying consolidated financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company’s financial statements, noting no subsequent events or transactions that require disclosure, aside from those previously discussed.

Doma Holdings, Inc.

Valuation and Qualifying Accounts

(In Thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2023:
Allowance for deferred tax assets	$129,704	$32,276	$—	$161,980
Liability for loss and loss adjustment expenses	81,873	14,764	14,743	81,894
Allowance for doubtful accounts	1,413	477	88	1,802
Year ended December 31, 2022:
Allowance for deferred tax assets	$55,620	$74,084	$—	$129,704
Liability for loss and loss adjustment expenses	80,189	14,781	13,097	81,873
Allowance for doubtful accounts	1,031	459	77	1,413

See accompanying Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Doma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Doma Holdings, Inc. (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' (deficit) equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

April 1, 2024

We have served as the Company's auditor since 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with our accountants on matters related to accounting and financial disclosure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2023, Doma Holdings, Inc.'s management assessed the effectiveness of Doma Holdings, Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, Doma Holdings, Inc.'s management determined that effective internal control over financial reporting was maintained as of December 31, 2023, based on those criteria.

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

Item 9B. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2024 Proxy Statement, including in the sections titled “Our Board of Directors,” “Corporate Governance,” “Ownership of Common Stock by Directors and Executive Officers,” and “Executive Officers,” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be contained in the 2024 Proxy Statement, including in the sections titled “Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2024 Proxy Statement, including in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock by 5% or More Holders,” and “Ownership of Common Stock by Directors and Executive Officers,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2024 Proxy Statement, including in the sections titled “Corporate Governance - Director Independence,” and “Corporate Governance - Policy on Review and Approval of Transactions with Related Persons,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the 2024 Proxy Statement, including in the section titled “Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial statements (see “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K (the “Annual Report”))

2.	Consolidated financial statement schedules required to be filed by Item 8 of this Annual Report:

Index to Consolidated Financial Statement Schedules	Page
Schedule V - Valuation and Qualifying Accounts	135

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto.

3.	Exhibits required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of March 2, 2021, by and among Capitol Investment Corp. V (“Capitol”), Capitol V Merger Sub, Inc. and Doma Holdings, Inc.	8-K	2.1	3/3/2021
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 18, 2021, is made by and among Capitol, Capitol V Merger Sub, Inc. and Doma Holdings, Inc.	8-K	2.1	3/19/2021
2.3	Agreement and Plan of Merger, dated March 28, 2024, by and among Doma Holdings, Inc., RE Closing Buyer Corp. and RE Closing Merger Sub Inc.	8-K	2.1	3/29/2024
3.1	Amended and Restated Certificate of Incorporation of Doma Holdings, Inc.	8-K	3.1	8/3/2021
3.1.1	Certificate of Amendment to the Certificate of Incorporation of Doma Holdings, Inc.	8-K	3.1	6/29/2023
3.2	Amended and Restated Bylaws of Doma Holdings, Inc.	8-K	3.2	8/3/2021
4.1	Specimen Warrant Certificate.	S-1/A	4.3	11/19/2020
4.2	Warrant Agreement, dated December 1, 2020, between Capitol and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	12/7/2020
4.3	Specimen Common Stock Certificate of Doma Holdings, Inc.	S-4/A	4.5	6/15/2021
4.4*	Description of Registrant's Securities.
10.1	Letter Agreement, dated December 1, 2020, among Capitol, its officers, its directors and the Sponsors.	8-K	10.1	12/7/2020
10.2	Investment Management Trust Agreement, dated December 1, 2020, between Capitol and Continental Stock Transfer & Trust Company, as trustee.	8-K	10.2	12/7/2020
10.3	Private Placement Warrants Purchase Agreement, dated December 1, 2020, between Capitol and the Private Placement Warrant Purchasers.	8-K	10.4	12/7/2020
10.4	Sponsor Support Agreement, dated March 2, 2021, by and among the sponsors named thereto, Capitol and Doma Holdings, Inc.	8-K	10.2	3/2/2021
10.5	Form of Voting and Support Agreement, by and among certain Doma securityholders, Capitol and Doma Holdings, Inc.	8-K	10.3	3/3/2021
10.6	Form of Lock-up Agreement.	8-K	10.4	3/3/2021
10.7	Form of Subscription Agreement, by and between Capitol and the undersigned subscriber party thereto.	8-K	10.1	3/3/2021

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.8	Loan and Security Agreement, dated December 31, 2020, among States Title Holding, Inc., the guarantors party thereto from time to time, Hudson Structured Capital Management LTD., as agent, and the lenders from time to time thereto.	S-4	10.17	3/19/2021
10.9	Counterpart Agreement and First Amendment to Loan and Security Agreement, dated January 29, 2021, among States Title Holding, Inc., the guarantors party thereto from time to time, Hudson Structured Capital Management LTD., as agent, and the lenders from time to time thereto.	S-4	10.18	3/19/2021
10.10	Office Lease 101 Mission Street, dated May 23, 2019, by and between 101 Mission Strategic Venture LLC and States Title Holding, Inc.	S-4	10.19	3/19/2021
10.11	Lease, dated August 16, 2020, by and between FOUR 700 LLC and States Title Holding, Inc.	S-4	10.20	3/19/2021
10.12	Amendment #1 to Lease by and between Four 700 LLC and States Title Holding, Inc., dated October 21, 2020.	S-4	10.21	3/19/2021
10.13	Lease between Jamboree Center 4 LLC and States Title Holding, Inc., dated January 28, 2020.	S-4	10.22	3/19/2021
10.14^	States Title Holding, Inc. 2019 Equity Incentive Plan.	S-4	10.23	3/19/2021
10.15	Amended and Restated Underwriting Agreement, dated August 7, 2020, by and between North American Title Insurance Company, CalAtlantic Title, Inc., CalAtlantic Title, LLC, CalAtlantic National Title Solutions, LLC, CalAtlantic National Title Solutions, LLC, CalAtlantic Title Agency, LLC, CalAtlantic Title, Inc. and CalAtlantic Title of Maryland, Inc. (the “CalAtlantic Entities”).	S-4	10.26	3/19/2021
10.16	Amendment No. 1 to Underwriting Agreement, dated September 21, 2020, between North American Title Insurance Company and the CalAtlantic Entities.	S-4	10.27	3/19/2021
10.17	Amended and Restated Underwriting Agreement, dated August 7, 2020, by and between North American Title Insurance Company and CalAtlantic Title, Inc.	S-4	10.28	3/19/2021
10.18	Amendment No. 1 to Underwriting Agreement, dated September 22, 2020, between North American Title Insurance Company and CalAtlantic Title, Inc.	S-4	10.29	3/19/2021
10.19	Amendment No. 2 to Underwriting Agreement, dated November 7, 2020, between North American Title Insurance Company and Lennar Title, Inc.	S-4	10.30	3/19/2021
10.20	Amendment No. 3 to Underwriting Agreement, dated November 13, 2020, between North American Title Insurance Company and Lennar Title, Inc.	S-4	10.31	3/19/2021
10.21	Title Insurance Quota Share Reinsurance Contract, dated October 6, 2017, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.32	3/19/2021
10.22	Endorsement No. 1 to the Title Insurance Quote Share Reinsurance Contract, dated December 15, 2017, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.33	3/19/2021
10.23	Endorsement No. 2 to the Title Insurance Quote Share Reinsurance Contract, dated June 21, 2018, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.34	3/19/2021
10.24	Endorsement No. 3 to the Title Insurance Quote Share Reinsurance Contract, dated July 5, 2018, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.35	3/19/2021
10.25	Endorsement No. 4 to the Title Insurance Quote Share Reinsurance Contract, dated June 12, 2019, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.36	3/19/2021

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.26	Endorsement No. 5 to the Title Insurance Quote Share Reinsurance Contract, dated December 31, 2019, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.37	3/19/2021
10.27	Endorsement No. 6 to the Title Insurance Quote Share Reinsurance Contract, dated August 26, 2020, by and among the Applicable Companies listed in Schedule 1 in relation to the Relevant U.S. State (as such Schedule 1 shall be amended from time to time) and States Title, Inc. and SCOR Global P&C SE.	S-4	10.38	3/19/2021
10.28^	States Title Holding, Inc. 2019 Equity Incentive Plan Forms of Award Agreements.	S-4/A	10.41	5/25/2021
10.29^	Employment Agreement between Doma Holdings, Inc. and Maxwell Simkoff.	S-4/A	10.42	6/15/2021
10.30^	Employment Agreement between Doma Holdings, Inc. and Noaman Ahmad.	S-4/A	10.43	6/15/2021
10.31^	Doma Holdings, Inc. Executive Severance Plan.	S-4/A	10.45	6/15/2021
10.32	Amended & Restated Registration Rights Agreement, dated July 28, 2021, by and among Doma Holdings, Inc. and the securityholders signatory thereto.	8-K	10.3	8/3/2021
10.33^	Doma Holdings, Inc.’s 2021 Employee Stock Purchase Plan.	8-K	10.10	8/3/2021
10.34^	Form of Indemnification Agreement.	8-K	10.4	8/3/2021
10.35^	Employment Agreement between Doma Holdings, Inc. and Hasan Rizvi.	10-K	10.44	3/4/2022
10.36^	Form of Doma Holdings, Inc.’s 2021 Omnibus Incentive Plan Notice and Agreement of Director Restricted Stock Unit Award.	10-K	10.45	3/4/2022
10.37^	Form of Doma Holdings, Inc.’s 2021 Omnibus Incentive Plan Notice and Agreement of Performance Restricted Stock Unit Award.	10-K	10.46	3/4/2022
10.38^	Form of Doma Holdings, Inc.’s 2021 Omnibus Incentive Plan Notice and Agreement of Restricted Stock Unit Award.	10-Q	10.1	5/11/2022
10.39^	CEO Award Agreement, dated June 29, 2022, of Restricted Stock Units and Performance Restricted Stock Units.	8-K	99.1	7/1/2022
10.40^	Letter Agreement, dated June 29, 2022, between the Company and Max Simkoff amending Mr. Simkoff’s employment agreement.	8-K	99.2	7/1/2022
10.41^	Doma Holdings, Inc. Executive Bonus Plan.	8-K	99.3	7/1/2022
10.42^	Doma Holdings, Inc. Amended and Restated Omnibus Incentive Plan.	8-K	10.1	7/8/2022
10.43^	Employment Agreement between Doma Holdings, Inc. and Mike Smith.	8-K	10.1	7/21/2022
10.44^	Doma Holdings, Inc. Outside Director Compensation Policy.	10-Q	10.5	8/10/2022
10.45	Lease between Dublin Corporate Center Owner LLC and Doma Holdings Inc., dated September 14, 2021 and Notice of Lease Term Dates, dated March 4, 2022	10-K	10.45	3/8/2023
10.46	Third Amendment to Loan and Security Agreement, dated May 19, 2023, by and among States Title Holding, Inc., the guarantors party thereto from time to time, Hudson Structured Capital Management LTD., as agent, and the lenders from time to time thereto (including Second Amendment to Loan and Security Agreement, dated July 27, 2021, attached as Exhibit A thereto)	8-K	10.1	5/23/2023

Incorporated by Reference
		Form	Exhibit	Filing Date
10.47	Asset Purchase Agreement, dated as of May 19, 2023, by and among Doma Title of California, Inc., Doma Corporate LLC and Williston Financial Group LLC.	10-Q	10.2	8/8/2023
10.48	Voting and Support Agreement, dated March 28, 2024, by and among RE Closing Buyer Corp., Doma Holdings, Inc., LENX ST Investor, LLC and Len FW Investor, LLC	8-K	10.1	3/29/2024
10.49	Agreement and Fourth Amendment to Loan and Security Agreement, dated March 28, 2024, by and among by States Title Holding, Inc., the Guarantors party thereto, the Lenders party thereto, and Hudson Structured Capital Management Ltd.	8-K	10.2	3/29/2024
10.50	Agreement and Fifth Amendment to Loan and Security Agreement, dated March 28, 2024, by and among by States Title Holding, Inc., the Guarantors party thereto, the Lenders party thereto, Hudson Structured Capital Management Ltd. and RE Closing Buyer Corp.	8-K	10.3	3/29/2024
10.51	Commitment Letter, dated March 28, 2024, by and between States Title Holding, Inc. and Closing Parent Holdco, L.P.	8-K	10.4	3/29/2024
21.1*	List of Subsidiaries of Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Doma Holdings, Inc. Financial Statement Compensation Recoupment Policy.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________

^ Management Contract or Compensatory Plan or Arrangement

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMA HOLDINGS, INC.

By:	/s/ Max Simkoff
	Name:	Max Simkoff
	Date:	April 1, 2024
	Title:	Chief Executive Officer and Director

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

Name	Title	Date

/s/ Max Simkoff	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2024
Max Simkoff

/s/ Mike Smith	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2024
Mike Smith

/s/ Stuart Miller	Director	April 1, 2024
Stuart Miller

/s/ Charles Moldow	Director	April 1, 2024
Charles Moldow

/s/ Lawrence Summers	Director	April 1, 2024
Lawrence Summers

/s/ Maxine Williams	Director	April 1, 2024
Maxine Williams

/s/ Serena Wolfe	Director	April 1, 2024
Serena Wolfe

/s/ Matthew E. Zames	Chairman of the Board	April 1, 2024
Matthew E. Zames