Form 10-Q
period 2024-03-31
Doma Holdings, Inc.
filed 2024-05-13
CIK 1722438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant had outstanding 14,012,245 shares of common stock as of May 9, 2024.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Introductory Note

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

Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•	our projected financial information, anticipated growth rate and market opportunity;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our proposed Merger with Parent, including the likelihood of the satisfaction of the conditions to the completion of the Merger and whether and when the transaction will be consummated;

•	our ability to realize the expected benefits of the Merger;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

•	the outcome of any legal proceedings that may be instituted against us and others relating to the Merger;

•	our ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	the accounting of our warrants as liabilities and any changes in the value of our warrants having a material effect on our financial results;

•	factors relating to our business, operations and financial performance, including:

◦	our ability to drive an increasing proportion of orders in our Enterprise channel through the Doma Intelligence platform;

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

Part I - Financial Information

Item 1. Financial Statements

Doma Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share information)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$61,467	$65,939
Restricted cash	3,985	5,228
Investments:
Fixed maturities
Held-to-maturity debt securities, at amortized cost (net of allowance for credit losses of $123 at March 31, 2024 and $125 at December 31, 2023)	16,582	18,179
Available-for-sale debt securities, at fair value (amortized cost $50,800 at March 31, 2024 and $58,516 at December 31, 2023)	50,395	58,032
Mortgage loans	45	45
Total investments	$67,022	$76,256
Trade and other receivables (net of allowance for credit losses of $1,812 at March 31, 2024 and $1,802 at December 31, 2023)	21,897	24,452
Prepaid expenses, deposits and other assets	7,113	4,614
Lease right-of-use assets	3,827	4,175
Fixed assets (net of accumulated depreciation of $31,287 at March 31, 2024 and $26,272 at December 31, 2023)	29,697	30,945
Title plants	2,716	2,716
Goodwill	23,413	23,413
Assets held for disposal	2,062	2,563
Total assets	$223,199	$240,301

Liabilities and stockholders’ deficit
Accounts payable	$1,698	$1,798
Accrued expenses and other liabilities	12,072	12,700
Lease liabilities	8,078	8,838
Senior secured credit agreement, net of debt issuance costs and original issue discount	160,692	154,087
Liability for loss and loss adjustment expenses	76,155	81,894
Warrant liabilities	29	26
Sponsor Covered Shares liability	321	86
Liabilities held for disposal	5,835	6,783
Total liabilities	$264,880	$266,212

Commitments and contingencies (see Note 12)

Stockholders’ deficit:

Common stock, 0.0001 par value; 80,000,000 shares authorized at March 31, 2024; 13,887,772 and 13,524,203 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$1	1
Additional paid-in capital	598,475	593,772
Accumulated deficit	(639,752)	(619,201)
Accumulated other comprehensive income	(405)	(483)
Total stockholders’ deficit	$(41,681)	$(25,911)
Total liabilities and stockholders’ deficit	$223,199	$240,301

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share information)	2024	2023
Revenues:
Net premiums written (1)	$63,513	$66,770
Escrow, other title-related fees and other	1,071	964
Investment, dividend and other income	1,483	1,078
Total revenues	$66,067	$68,812

Expenses:
Premiums retained by agents (2)	$52,391	$54,537
Title examination expense	858	733
Provision for claims	730	3,287
Personnel costs	14,615	25,408
Other operating expenses	10,608	11,968
Total operating expenses	$79,202	$95,933

Operating loss from continuing operations	$(13,135)	$(27,121)

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(239)	15
Interest expense	(6,604)	(3,971)
Loss from continuing operations before income taxes	$(19,978)	$(31,077)

Income tax benefit (expense)	504	(156)
Loss from continuing operations, net of taxes	$(19,474)	$(31,233)

Loss from discontinued operations, net of taxes	(1,077)	(10,890)

Net loss	$(20,551)	$(42,123)

Earnings per share:
Net loss from continuing operations per share attributable to stockholders - basic and diluted	$(1.42)	$(2.37)
Net loss per share attributable to stockholders - basic and diluted	$(1.50)	$(3.19)
Weighted average shares outstanding common stock - basic and diluted	13,736,176	13,194,859

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

(1)	Net premiums written includes revenues from a related party of $34.1 million and $30.0 million during the three months ended March 31, 2024 and 2023, respectively (see Note 11).
(2)	Premiums retained by agents includes expenses associated with a related party of $27.5 million and $24.1 million during the three months ended March 31, 2024 and 2023, respectively (see Note 11).

Doma Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Net loss	$(20,551)	$(42,123)
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale debt securities, net of tax	78	334
Comprehensive loss	$(20,473)	$(41,789)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
(In thousands, except share information)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2023	13,165,919	$1	$577,515	$(494,787)	$(937)	$81,792
Exercise of stock options	16,120	—	182	—	—	182
Vesting of RSU awards	37,338	—	—	—	—	—
Stock-based compensation expense	—	—	5,697	—	—	5,697
Net loss	—	—	—	(42,123)	—	(42,123)
Other comprehensive income	—	—	—	—	334	334
Balance, March 31, 2023	13,219,377	$1	$583,394	$(536,910)	$(603)	$45,882

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
(In thousands, except share information)	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2024	13,524,203	$1	$593,772	$(619,201)	$(483)	$(25,911)
Vesting of RSU awards	363,569	—	—	—	—	—
Stock-based compensation expense	—	—	4,703	—	—	4,703
Net loss	—	—	—	(20,551)	—	(20,551)
Other comprehensive income	—	—	—	—	78	78
Balance, March 31, 2024	13,887,772	$1	$598,475	$(639,752)	$(405)	$(41,681)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flow from operating activities:
Net loss	$(20,551)	$(42,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - paid in kind	5,659	2,604
Depreciation and amortization	2,998	3,075
Stock-based compensation expense	4,703	5,697
Amortization of debt issuance costs and original issue discount	945	816
Provision for doubtful accounts (reduction for expected credit losses)	141	(86)
Deferred income taxes	(525)	147
Loss (gain) on disposal of fixed assets and title plants	(110)	584
Net amortization of premiums and accretion of discounts on fixed maturity securities	(113)	(348)
Change in fair value of Warrant and Sponsor Covered Shares liabilities	239	(15)
Long-lived asset impairment	—	181
Change in operating assets and liabilities, net of effects from sales of discontinued operations:
Trade and other receivables	2,452	11,583
Prepaid expenses, deposits and other assets	(2,365)	1,182
Lease right-of-use assets and lease liabilities	(897)	(698)
Accounts payable	(247)	7
Accrued expenses and other liabilities	(248)	(5,930)
Liability for loss and loss adjustments expenses	(5,735)	(554)
Net cash used in operating activities	$(13,654)	$(23,878)
Cash flow from investing activities:
Proceeds from calls and maturities of investments: Held-to-maturity	2,600	64,519
Proceeds from calls and maturities of investments: Available-for-sale	7,900	250
Purchases of investments: Held-to-maturity	(1,072)	(35,746)
Proceeds from sales of fixed assets	—	82
Purchases of fixed assets	(1,489)	(2,768)
Proceeds from sale of title plants and dividends from title plants	—	194
Net cash provided by investing activities	$7,939	$26,531
Cash flow from financing activities:
Exercise of stock options	—	182
Net cash provided by financing activities	$—	$182
Net change in cash and cash equivalents and restricted cash	(5,715)	2,835
Cash and cash equivalents and restricted cash at the beginning period	71,167	81,383
Cash and cash equivalents and restricted cash at the end of period	$65,452	$84,218
Supplemental cash flow disclosures:
Cash paid for interest	$—	$2,084
Supplemental disclosure of non-cash investing activities:
Unrealized gain on available-for-sale debt securities	$78	$334

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

We had $65.5 million in cash and cash equivalents and restricted cash, $16.6 million in held-to-maturity debt securities, and $50.4 million in available-for-sale debt securities as of March 31, 2024. The restricted net assets of Doma Title Insurance, Inc. (“DTI”), our title insurance subsidiary, are a significant proportion of the Company’s consolidated net assets. DTI and our other insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Departments of Insurance of their respective states of domicile. As of December 31, 2023, $49.9 million of our statutory net assets are restricted from dividend payments without prior approval from the Departments of Insurance of their respective states of domicile. During 2024, our title insurance subsidiary can pay or make distributions to us of approximately $5.2 million, without prior approval.

During our financial close and forecasting process for the year ended December 31, 2023, the Company identified conditions and events such as sustained cash outflows, operating losses and insufficient cash balances that, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern. However, that doubt was alleviated through management's plans, including the HSCM Fourth Amendment and Topco Term Facility as defined in Note 8 "Debt." The Company believes its unrestricted assets and the additional funding provided by the HSCM Fourth Amendment and Topco Term Facility will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report.

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

The Company’s board of directors, acting on the unanimous recommendation of a special committee comprised of independent and disinterested directors formed for the purpose of considering the transaction, unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, the Voting and Support Agreement (as defined in Note 3) and the other agreements contemplated by the Merger Agreement and the transactions contemplated thereby are fair, advisable and in the best interests of the Company and the disinterested stockholders and (ii) approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and the Voting and Support Agreement and the other agreements contemplated by the Merger Agreement and the transactions contemplated thereby, and (iii) resolved to submit and recommend the Merger Agreement to the Company’s stockholders for approval and adoption thereby.

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

For more information, refer to Note 3 "Business combinations and divestitures."

2.  Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated balance sheet as of  March 31, 2024 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, and condensed consolidated statements of changes in stockholders’ (deficit) equity for the three months ended March 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of  March 31, 2024 and its results of operations, including its comprehensive loss, and stockholders’ (deficit) equity for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2024. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes.

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

Trade and other receivables, net

Trade and other receivables include the following:

	March 31,	December 31,
	2024	2023
Trade receivables	$6,020	$9,170
Accrued net premiums written from Third-Party Agent referrals	2,026	2,418
Trade receivables, gross	$8,046	$11,588
Allowance for credit losses	(1,812)	(1,802)
Trade receivables, net	$6,234	$9,786
Local Sales Deferred Earnout receivable	12,676	12,497
Investment trade receivables	1,200	—
Miscellaneous other receivables	1,787	2,169
Other receivables	$15,663	$14,666
Trade and other receivables, net	$21,897	$24,452

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

Title plants

Title plants are carried at cost, with costs incurred to maintain, update and operate title plants expensed as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes the title plants for impairment when events or circumstances indicate that the carrying amount may not be recoverable. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. There were no impairments of title plants for the three months ended March 31, 2024 and 2023.

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

Reinsurance

The Company utilizes reinsurance programs to limit its maximum loss exposure by reinsuring certain risks with other insurers. The Company has three reinsurance programs: the 2024 Excess of Loss Treaty, the Facultative program and the Quota Share Treaty. Previously, the Company had been a party to an excess of loss treaty which expired per its terms on September 30, 2023. Under the former excess of loss treaty, we ceded liability over $15.0 million on all files. The excess of loss treaty provided for ceding liability above the retention of $15.0 million for all policies up to a liability cap of $500.0 million.

Effective January 1, 2024, the Company implemented the 2024 Excess of Loss Treaty. Under the 2024 Excess of Loss Treaty, we ceded liability in two layers: 1) $10 million above the retention of $10 million up to a liability cap of $20.0 million for all policies and 2) $10 million above the retention of $20 million in losses up to a liability cap of $30.0 million for all policies. The 2024 Excess of Loss Treaty will be in place through June 30, 2025. Excess of loss reinsurance coverage protects the Company from a large loss from a single loss occurrence.

Effective October 1, 2023, the Company implemented its Facultative program. Under this program, on files above $30 million, the Company retains the next $5 million, and thereafter cedes additional liability over $35.0 million and up to $150.0 million on a facultative basis. This Facultative arrangement protects the Company from a large loss from a single loss occurrence.

Under the Quota Share Treaty, effective February 24, 2021, the Company cedes 25% of the written premium on our instantly underwritten policies.

Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the three months ended March 31, 2024 and 2023.

Ceding commission from reinsurance transactions are presented as revenue within the “Escrow, other title-related fees and other” revenue line item in the condensed consolidated statements of operations.

Total premiums ceded in connection with reinsurance are netted against the written premiums in the condensed consolidated statements of operations. Gross premiums earned and ceded premiums are as follows:

	Three Months Ended March 31,
	2024	2023
Gross premiums earned	63,628	66,915
Ceded premiums	(115)	(145)
Net premiums earned	63,513	66,770
Percentage of amount net to gross	99.8%	99.8%

Income taxes

Our effective tax rate for the three months ended March 31, 2024 and 2023 was 3% as a result of a full valuation allowance recorded against the deferred tax assets. In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. As of  March 31, 2024 and December 31, 2023, the Company carried a valuation allowance against deferred tax assets as management believes it is more likely than not that the benefit of the net deferred tax assets covered by that valuation allowance will not be realized. A net deferred tax liability has been recorded as of March 31, 2024 and  December 31, 2023 of $0.1 million and $0.8 million, respectively, and is included in accrued expenses and other liabilities within the accompanying condensed consolidated balance sheets. Management reassesses the realization of the deferred tax assets each reporting period. The Company has approximately $0.2 million of pre-2018 federal net operating losses subject to expiration beginning in 2036. The remainder of the federal net operating losses have no expiration. The Company’s state net operating losses are subject to various expirations, beginning in 2030. The Company’s 2020 through 2022 tax years remain open to federal examinations. The Company’s 2019 through 2022 tax years remain open to state tax examinations. The Company believes that as of March 31, 2024 it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest and penalties accrued as of March 31, 2024.

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

No new accounting policies were recently issued and adopted in the three ended March 31, 2024.

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

Immediately after the Closing Date, 53,026 shares of common stock held by the Sponsor became subject to vesting, contingent upon the price of Doma’s common stock, par value $0.0001 (“Doma common stock”) exceeding certain thresholds (the “Sponsor Covered Shares”). As of March 31, 2024, there were 13,887,772 and 0 shares of common stock and preferred stock issued and outstanding, which excludes the 53,026 of Sponsor Covered Shares. All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, and discussions, in this Quarterly Report, unless otherwise indicated.

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

Immediately after the Closing Date, 20% of the aggregate of our common stock held by certain investors (collectively, the “Sponsor”) became subject to vesting, contingent upon the price of our common stock exceeding certain thresholds. The Sponsor Covered Shares will vest in two tranches: (i) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $375.00 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date, and (ii) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $437.50 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date. The Sponsor is also entitled to the Sponsor Covered Shares if a covered strategic transaction or change in control, as defined by the sponsor support agreement dated as of March 2, 2021 (the “Sponsor Support Agreement”) by and among the sponsors named thereto, Capitol and Old Doma, occurs prior to the ten (10)-year anniversary of the Closing Date. As of March 31, 2024, the Sponsor Covered Shares were legally outstanding; however, since none of the conditions were met, no related shares are included in the Company's condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ deficit or for the purposes of calculating earnings per share.

Also following the Closing Date, the Sellers have the contingent right to receive up to an additional number of shares equal to 5% of the sum of (i) the aggregate number of outstanding shares of our common stock (including restricted common stock, but excluding Sponsor Covered Shares), plus (ii) the maximum number of shares underlying our options that are vested and the maximum number of shares underlying warrants to purchase shares of Doma common stock issued as replacement warrants for Old Doma warrants, in each case of these clauses (i) and (ii), as of immediately following the Closing Date (the “Seller Earnout Shares”). The Seller Earnout Shares are contingently issuable to the Sellers in two tranches: (i) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $375.00 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date, and (ii) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $437.50 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date. Since none of the conditions of the Seller Earnout Shares were met as of March 31, 2024, no related shares are included in the Company’s condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ deficit as of March 31, 2024 or for purposes of calculating earnings per share.

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

The Deferred Earnout is recorded in trade and other receivables in the condensed consolidated balance sheets. The fair value of the Deferred Earnout is based on historic, Company-specific attrition rates or revenue projections and a discount factor based on the weighted average cost of capital, both Level 3 inputs. During the three ended March 31, 2024, we recognized $0.2 million of income in our condensed consolidated statement of operations primarily related to the accretion of the discount recorded for the Deferred Earnout.

The following table presents the net assets sold and the goodwill associated with the Local Sales:

	WFG Asset Sale	Q3 Local Sales	Total Local Sales
Goodwill	$19,270	$3,597	$22,867
Title plants	8,806	—	8,806
Fixed assets	549	717	1,266
Other assets	129	148	277
Total assets	$28,754	$4,462	$33,216

Accrued expenses and other liabilities	$-	$392	$392
Total liabilities	$-	$392	$392

Net assets	$28,754	$4,070	$32,824

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

As of March 31, 2024, the estimated transaction costs directly attributable to the Merger are approximately $3.3 million, of which $0.1 million have been paid, consisting of advisory, legal, and other professional fees. The transactions costs were deferred and are recorded in the prepaid expenses, deposits and other assets line in the condensed consolidated balance sheet.

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

4.  Investments and fair value measurements

Held-to-maturity debt securities

The cost basis, fair values and gross unrealized gains and losses of our held-to-maturity debt securities are as follows:

	March 31, 2024				December 31, 2023
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate debt securities(1)	$12,209	$—	$(314)	$11,895	$13,786	$—	$(400)	$13,386
U.S. Treasury securities	4,058	1	(37)	4,022	4,081	3	(37)	4,047
Certificates of deposit	438	—	—	438	437	—	—	437
Total	16,705	1	(351)	16,355	18,304	3	(437)	17,870
Allowance for credit losses	(123)	—	—	(123)	(125)	—	—	(125)
Total, net of allowance for credit losses	$16,582	$1	$(351)	$16,232	$18,179	$3	$(437)	$17,745

(1) Includes both U.S. and foreign corporate debt securities.

The cost basis of held-to-maturity debt securities includes an adjustment for the amortization of premium or discount since the date of purchase. Held-to-maturity debt securities valued at approximately $2.3 million and $2.4 million were on deposit with various governmental authorities at March 31, 2024 and December 31, 2023, respectively, as required by law.

The change in net unrealized gains and losses on held-to-maturity debt securities for the three months ended March 31, 2024 and 2023 was $0.1 million and $0.5 million, respectively.

Net realized gains of held-to-maturity debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.

The following table presents certain information regarding contractual maturities of our held-to-maturity debt securities:

	March 31, 2024
Maturity		% of		% of
	Amortized Cost	Total	Fair Value	Total
One year or less	$8,856	53%	$8,734	53%
After one year through five years	7,849	47%	7,621	47%
Total	$16,705	100%	$16,355	100%

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

Net unrealized losses on held-to-maturity debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	March 31, 2024			December 31, 2023
	Corporate	U.S.		Corporate	U.S.
	debt	Treasury		debt	Treasury
	securities	securities	Total	securities	securities	Total
Less than 12 months
Fair value	$—	$1,004	$1,004	$—	$999	$999
Unrealized losses	$—	$(2)	$(2)	$—	$(3)	$(3)
Greater than 12 months
Fair value	$11,396	$1,720	$13,116	$13,386	$1,736	$15,122
Unrealized losses	$(314)	$(35)	$(349)	$(400)	$(34)	$(434)
Total
Fair value	$11,396	$2,724	$14,120	$13,386	$2,735	$16,121
Unrealized losses	$(314)	$(37)	$(351)	$(400)	$(37)	$(437)

We believe that any unrealized losses on our held-to-maturity debt securities at March 31, 2024 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

Under the CECL model, the Company recognizes credit losses for its held-to-maturity debt securities by setting up an allowance which is remeasured each reporting period, with changes in the allowance recorded in the condensed consolidated statements of operations. The Company establishes an allowance for credit losses based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as credit agency ratings and payment and default history. As of March 31, 2024, credit agency ratings on our U.S. Treasury and corporate debt securities ranged from AAA through B2.

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

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2024	$125
Current-period reduction for expected credit losses	(2)
Ending balance of the allowance for credit losses, March 31, 2024	$123

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2023	$440
Current-period reduction for expected credit losses	(142)
Ending balance of the allowance for credit losses, March 31, 2023	$298

There were neither charges against the allowance nor recoveries of previously written off amounts for the three months ended March 31, 2024 and 2023. The current-period reduction for expected credit losses is due to changes in portfolio composition and the maturity of certain securities.

Available-for-sale debt securities

The cost basis, fair values and gross unrealized gains and losses of our available-for-sale debt securities are as follows:

	March 31, 2024				December 31, 2023
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate debt securities(1)	$24,679	$—	$(199)	$24,480	$26,136	$—	$(203)	$25,933
U.S. Treasury securities	24,612	—	(191)	24,421	30,878	—	(263)	30,615
Foreign government securities	1,509	—	(15)	1,494	1,502	—	(18)	1,484
Total	$50,800	$—	$(405)	$50,395	$58,516	$—	$(484)	$58,032

(1)	Includes both U.S. and foreign corporate debt securities.

The cost basis of available-for-sale debt securities includes an adjustment for the amortization of premium or discount since the date of purchase.

The change in net unrealized gains on available-for-sale debt securities for the three months ended March 31, 2024 and 2023 was $0.1 million and $0.3 million, respectively. Any unrealized holding gains or losses on available-for-sale debt securities as of March 31, 2024 are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ deficit, net of tax, until realized.

Net realized gains on disposition of available-for-sale debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.

The following table presents certain information regarding contractual maturities of our available-for-sale debt securities:

Maturity	March 31, 2024
		% of		% of
	Amortized Cost	Total	Fair Value	Total
One year or less	$45,513	90%	$45,148	90%
After one year through five years	5,287	10%	5,247	10%
Total	$50,800	100%	$50,395	100%

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

Net unrealized losses on available-for-sale debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	March 31, 2024				December 31, 2023
	Corporate	U.S.	Foreign		Corporate	U.S.	Foreign
	debt	Treasury	government		debt	Treasury	government
	securities	securities	securities	Total	securities	securities	securities	Total
Less than 12 months
Fair value	$8,806	$1,958	$—	$10,764	$8,810	$1,953	$—	$10,763
Unrealized losses	$(64)	$(14)	$—	$(78)	$(25)	$(9)	$—	$(34)
Greater than 12 months
Fair value	$15,675	$22,463	$1,494	$39,632	$17,214	$28,662	$1,484	$47,360
Unrealized losses	$(135)	$(177)	$(15)	$(327)	$(178)	$(254)	$(18)	$(450)
Total
Fair value	$24,481	$24,421	$1,494	$50,396	$26,024	$30,615	$1,484	$58,123
Unrealized losses	$(199)	$(191)	$(15)	$(405)	$(203)	$(263)	$(18)	$(484)

We believe that any unrealized losses on our available-for-sale debt securities at March 31, 2024 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

As of March 31, 2024, the Company did not have an allowance for credit losses for available-for-sale debt securities.

Mortgage loans

The mortgage loan portfolio as of March 31, 2024 is comprised entirely of single-family residential mortgage loans. During the three months ended March 31, 2024, the Company did not purchase any new mortgage loans.

Mortgage loans, which include contractual terms to maturity of thirty years, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties. The change in the mortgage loans during the three months ended March 31, 2024 was the result of principal prepayments and maturities.

The cost and estimated fair value of mortgage loans are as follows:

	March 31, 2024		December 31, 2023
		Estimated Fair		Estimated Fair
	Cost	Value	Cost	Value
Mortgage loans	$45	$45	$45	$45
Total	$45	$45	$45	$45

Investment income

Investment income from securities consists of the following:

	Three Months Ended March 31,
	2024	2023
Available-for-sale debt securities	$498	$530
Held-to-maturity debt securities	145	757
Mortgage loans	—	4
Other	365	196
Total	$1,008	$1,487

Accrued interest receivable

Accrued interest receivable from investments is included in trade and other receivables, net in the condensed consolidated balance sheets. The following table reflects the composition of accrued interest receivable for investments:

	March 31, 2024	December 31, 2023
Corporate debt securities	$233	$423
U.S. Treasury securities	192	262
Foreign government securities	10	5
Accrued interest receivable on investment securities	$435	$690

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

	Assets
	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Held-to-maturity:
Corporate debt securities	$—	$11,895	$—	$11,895	$—	$13,386	$—	$13,386
U.S. Treasury securities	4,022	—	—	4,022	4,047	—	—	4,047
Foreign government securities	—	—	—	—	—	—	—	—
Certificate of deposits	—	438	—	438	—	437	—	437
Total held-to-maturity debt securities	$4,022	$12,333	$—	$16,355	$4,047	$13,823	$—	$17,870

Available-for-sale:
Corporate debt securities	$—	$24,480	$—	$24,480	$—	$25,933	$—	$25,933
U.S. Treasury securities	24,421	—	—	24,421	30,615	—	—	30,615
Foreign government securities	—	1,494	—	1,494	—	1,484	—	1,484
Total available-for-sale debt securities	$24,421	$25,974	$—	$50,395	$30,615	$27,417	$—	$58,032

Mortgage loans	$—	$—	$45	$45	$—	$—	$45	$45

Total	$28,443	$38,307	$45	$66,795	$34,662	$41,240	$45	$75,947

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

The Company’s liabilities in the following table are recorded at fair value on the accompanying condensed consolidated balance sheets. The following table summarizes the Company’s liabilities measured at fair value:

	Liabilities
	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Public Warrants	$20	$—	$—	$20	$17	$—	$—	$17
Private Placement Warrants	—	9	—	9	—	9	—	9
Sponsor Covered Shares	—	—	321	321	—	—	86	86
Total	$20	$9	$321	$350	$17	$9	$86	$112

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

The fair value of the Sponsor Covered Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential stock price outcomes on a daily basis over the original 10-year vesting period. The unobservable significant inputs to the valuation model were as follows:

March 31,
2024
Current stock price	$4.54
Expected volatility	65.0%
Risk-free interest rate	4.2%
Expected term (years)	7.3
Expected dividend yield	—%

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

Sponsor Covered Shares
Fair value as of December 31, 2023	$86
Change in fair value of Sponsor Covered Shares	235
Fair value as of March 31, 2024	$321

Sponsor Covered Shares
Fair value as of December 31, 2022	$219
Change in fair value of Sponsor Covered Shares	(15)
Fair value as of March 31, 2023	$204

Local Sales Deferred Earnout
Fair value as of December 31, 2023	$12,497
Accretion of discount	179
Fair value as of March 31, 2024	$12,676

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2024 and the year ended December 31, 2023. There were no transfers involving Level 3 assets or liabilities during the three months ended March 31, 2024 and the year ended December 31, 2023.

Cash and cash equivalents, restricted cash, trade and other receivables, excluding the Local Sales Deferred Earnout, prepaid expenses and other assets, accounts payable, and accrued expenses and other liabilities approximate fair value and are therefore excluded from the leveling table above. The cost basis is determined to approximate fair value due to the short term duration of these financial instruments.

5.  Revenue recognition

Disaggregation of revenue

Our revenue consists of:

			Three Months Ended
			March 31,
			2024	2023
Revenue Stream	Statements of Operations Classification	Segment	Total Revenue
Revenue from insurance contracts:
Direct Agents title insurance premiums	Net premiums written	Underwriting	$249	$6,915
Third-Party Agent title insurance premiums	Net premiums written	Underwriting	63,264	59,855
Total revenue from insurance contracts			$63,513	$66,770
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Corporate and Other	$171	$339
Other title-related fees and income	Escrow, title-related and other fees	Corporate and Other	866	541
Other title-related fees and income	Escrow, title-related and other fees	Underwriting	493	565
Other title-related fees and income	Escrow, title-related and other fees	Elimination(1)	(459)	(481)
Total revenue from contracts with customers			$1,071	$964
Other revenue:
Interest and investment income (2)	Investment, dividend and other income	Corporate and Other	$72	$519
Interest and investment income (2)	Investment, dividend and other income	Underwriting	1,409	919
Realized gains and losses, net	Investment, dividend and other income	Corporate and Other	2	(358)
Realized gains and losses, net	Investment, dividend and other income	Underwriting	—	(2)
Total other revenues			$1,483	$1,078
Total revenues			$66,067	$68,812

(1)

Premiums retained by Direct Agents are recognized as income to the Corporate and Other segment, and expense to the Underwriting segment. Upon consolidation, the impact of these internal segment transactions from continuing operations is eliminated. See Note 7. Segment information for additional breakdown.

(2)	Interest and investment income consists primarily of interest payments received on held-to-maturity debt securities, available-for-sale debt securities and mortgage loans.

6.  Liability for loss and loss adjustment expenses

A summary of the changes in the liability for loss and loss adjustment expenses for the three months ending  March 31, 2024 and 2023 is as follows:

	March 31, 2024
	2024	2023
Balance at the beginning of the year	$81,894	$81,873

Provision for claims related to:
Current year	$2,659	$2,841
Prior years	(1,929)	446
Total provision for claims	$730	$3,287

Paid losses related to:
Current year	$(163)	$(117)
Prior years	(6,306)	(4,190)
Total paid losses	$(6,469)	$(4,307)

Balance at the end of the period	$76,155	$80,853

Provision for claims as a percentage of net written premiums	1.1%	4.9%

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

For the three months ended March 31, 2024, the prior year’s provision for claims release of $1.9 million is due to reported loss emergence which was lower than expected. Historically, this favorable loss experience has resulted in a decrease in the projection of ultimate loss for past policy years. Most recently, our favorable loss experience resulted in a decrease in the projection of ultimate loss for policy years 2022, 2021 and 2020. For the three months ended March 31, 2023, the prior year’s provision for claims increase of $0.4 million is due to reported loss emergence which was higher than expected, primarily from the 2016, 2019 and 2022 policy years. This was the result of a small number of more severe claims reported in 2023. The actuarial assumptions underlying the Company’s selected ultimate loss estimates place more consideration on title insurance industry benchmarks for more recent policy years. These title insurance benchmarks are based on industry long-term average loss ratios. As the Company’s claims experience matures, we refine those estimates to put more consideration to the Company’s actual claims experience. For the three months ended March 31, 2024, the Company’s actual claims experience reflects a lower loss ratio than industry benchmarks from a current positive underwriting cycle and resulted in the favorable development.

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

The following table summarizes the operating results from continuing operations of the Company’s reportable segments:

	Three Months Ended March 31, 2024
	Underwriting	Corporate and Other	Eliminations	Consolidated total
Net premiums written	63,513	$—	$—	$63,513
Escrow, other title-related fees and other (1)	493	1,037	(459)	1,071
Investment, dividend and other income	1,409	74	—	1,483
Total revenue	$65,415	$1,111	$(459)	$66,067

Premiums retained by agents (2)	$52,850	$—	$(459)	$52,391
Direct labor (3)	3,002	412	—	3,414
Other direct costs (4)	2,019	420	—	2,439
Provision for claims	756	(26)	—	730
Adjusted gross profit	$6,788	$305	$—	$7,093

	Three Months Ended March 31, 2023
	Underwriting	Corporate and Other	Eliminations	Consolidated total
Net premiums written	$66,770	$—	$—	$66,770
Escrow, other title-related fees and other (1)	565	880	(481)	964
Investment, dividend and other income	917	161	—	1,078
Total revenue	$68,252	$1,041	$(481)	$68,812

Premiums retained by agents (2)	$55,018	$—	$(481)	$54,537
Direct labor (3)	2,887	921	—	3,808
Other direct costs (4)	1,805	412	—	2,217
Provision for claims	3,160	127	—	3,287
Adjusted gross profit	$5,382	$(419)	$—	$4,963

(1)	Includes fee income from closings, escrow, title exams, ceding commission income, as well as premiums retained by Direct Agents.
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

The following table provides a reconciliation of the Company’s total reportable segments’ adjusted gross profit to its total loss from continuing operations before income taxes:

	Three Months Ended March 31,
	2024	2023
Adjusted gross profit	$7,093	$4,963
Depreciation and amortization	2,985	2,862
Other indirect expenses (1)	17,243	29,222
Change in fair value of Warrant and Sponsor Covered Shares liabilities	239	(15)
Interest expense	6,604	3,971
Loss from continuing operations before income taxes	$(19,978)	$(31,077)

(1)

Includes other indirect costs not allocated to segments including corporate support function costs, such as legal, finance, human resources, technology support and certain other indirect operating expenses, such as sales and management payroll, and incentive related expenses.

As of  March 31, 2024 and  December 31, 2023, the Underwriting segment had allocated goodwill of $23.4 million. There were no additions from acquisitions, impairments or adjustments to goodwill resulting from prior year acquisitions in either segment for the three months ended March 31, 2024. There were no additions from acquisitions, impairments or adjustments to goodwill resulting from prior year acquisitions in either segment for the three months ended March 31, 2023. Accumulated impairment losses to goodwill were $65.2 million as of March 31, 2024 which represents goodwill impairment related to discontinued operations.

8.  Debt

Senior secured credit agreement

On December 31, 2020, Old Doma executed a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”), providing for a $150.0 million senior secured term loan (“Loan and Security Agreement”) that was funded by the lenders, which are affiliates of HSCM, on January 29, 2021 (“Funding Date”). The Loan and Security Agreement matures five years from the Funding Date. Under the agreement, the Loan and Security Agreement will bear interest of 11.25% per annum, 5.0% of which will be paid on a current cash basis and the remainder to accrue and be added to the outstanding principal balance. Interest shall be compounded quarterly. If at any time Old Doma (now known as States Title) is in an event of default under the Loan and Security Agreement, outstanding amounts shall bear interest at the default interest rate of 15.00%. Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 0.2 million shares of our common stock. The Loan and Security Agreement is secured by a first-priority pledge and security interest in substantially all of the assets (tangible and intangible) of our wholly owned subsidiary States Title (which represent substantially all of our assets) and any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). States Title is subject to customary affirmative, negative and financial covenants, including, among other things, minimum liquidity of $20.0 million (as of the last day of any month), minimum consolidated annual revenue of $130.0 million, limits on the incurrence of indebtedness, restrictions on asset sales outside the ordinary course of business and material acquisitions, limitations on dividends and other restricted payments. States Title was in compliance with the Loan and Security Agreement covenants as of March 31, 2024. The Loan and Security Agreement also includes customary events of default for facilities of this type and provides that, if an event of default occurs and is continuing, the Loan and Security Agreement will amortize requiring regular payments on a straight-line basis over the subsequent 24-month calendar period, but not to extend beyond the maturity date.

Third Amendment to the Loan and Security Agreement

On May 19, 2023, Old Doma and certain subsidiaries of the Company, as guarantors, entered into the third amendment to the Loan and Security Agreement (the “Third Amendment”). The Third Amendment amends certain mandatory prepayment provisions related to the disposition of assets by Old Doma or any of its subsidiaries such that Old Doma is required, within five business days following the receipt of net cash proceeds from dispositions in excess of $750,000 in any fiscal year (other than certain permitted dispositions), to repay the outstanding principal amount of term loan borrowings in an amount equal to 100% of such excess net cash proceeds received by Old Doma or any of its subsidiaries from such dispositions, unless HSCM, as agent, otherwise agrees.

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

In connection with the Hudson Fourth Amendment, Hudson was entitled to an amendment fee of $1.0 million, which became payable upon execution of the Hudson Fourth Amendment and was paid-in-kind and added to the principal of the Term Loan.

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

 The Hudson Fourth Amendment and Hudson Fifth Amendment (collectively, the "Amendments") were accounted for as a troubled debt restructuring under ASC 470, “Debt,” as 1) the Company was determined to be experiencing financial difficulties as defined by the ASC, and 2) the Amendments were deemed a concession by the creditor. Per ASC 470-60-35-5, a debtor in a troubled debt restructuring involving only modification of terms of a payable (i.e., not involving a transfer of assets or grant of an equity interest) shall account for the effects of the restructuring prospectively from the time of restructuring and shall not change the carrying amount of the payable at the time of the restructuring unless the carrying amount exceeds the total future cash payments specified by the new terms. As the maximum future undiscounted cash flows were greater than or equal to the net carrying value of the original debt, the carrying amount of the debt at the time of the restructuring was not changed.

The estimated fair value of the Company Loan Agreement at March 31, 2024 was $127.6 million. No active or observable market exists for the Company Loan Agreement and, as a result, this is a Level 3 fair value measurement. Therefore, the estimated fair value of the Company Loan Agreement is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.

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

As of March 31, 2024, the Company incurred $0.3 million of specific incremental costs directly attributed to the issuance of the Topco Term Facility. As of March 31, 2024, prior to funding on the Topco Term Facility, the incremental costs were deferred and are recorded in the prepaid expenses, deposits and other assets line in the condensed consolidated balance sheet.

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

In May 2023, the compensation committee of the Company's board of directors approved modifications to the vesting conditions and exercise periods of outstanding equity compensation awards held by certain of the Company's then-current employees who became employees of WFG in the WFG Asset Sale. These modifications became effective upon acceptance of employment with WFG. Pursuant to such modifications, the options and RSUs held by WFG employees vest on May 20, 2024; provided that employment with WFG does not terminate prior to such date. These modified awards vest based on conditions that are not classified as a service, market or performance condition, and as a result, such awards are classified as a liability. In accordance with ASC 718, "Compensation - Stock Compensation," stock-based compensation expense of $2.2 million previously incurred on the original awards was reversed in the personnel costs line in the consolidated statements of operations in the second quarter of 2023, and the Company recorded a liability of $0.3 million for the fair value of the modified awards in the accrued expenses and other liabilities line in the condensed consolidated balance sheet as of March 31, 2024.

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

Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was $4.7 million and $5.0 million, respectively.

Stock options (ISO and NSO)

During the three months ended March 31, 2024, the Company had the following stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Life	Intrinsic
	Stock Options	Price ($)	(In years)	Value ($)

Outstanding as of December 31, 2023	402,028	$14.08	5.62	$54
Granted	—	—	—
Exercised	—	—	—
Cancelled or forfeited	(12,452)	17.70	—
Outstanding as of March 31, 2024	389,576	$13.96	5.55	$53

Options exercisable as of March 31, 2024	379,400	$13.86	5.53	$53

As of March 31, 2024, there was $1.2 million of stock-based compensation expense that had yet to be recognized related to nonvested stock option grants.

RSAs, RSUs and PRSUs

During the three months ended March 31, 2024, the Company had the following non-vested RSA, RSU and PRSU activity:

	Number of	Average
	RSAs, RSUs	Grant Date
	and PRSUs	Fair Value ($)
Non-vested at December 31, 2023	1,807,329	$18.59
Granted	11,780	4.49
Vested	(542,895)	11.16
Adjustment for PRSUs expected to vest	—	—
Cancelled or Forfeited	(3,203)	40.53
Non-vested at March 31, 2024	1,273,011	$21.57

As of March 31, 2024, there was $21.0 million of stock-based compensation expense that had yet to be recognized related to nonvested RSAs, RSUs and PRSUs.

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

Stock price at issuance	$23.00
Expected volatility	75.0%
Risk-free interest rate	3.14%
Expected term	3.9
Expected dividend yield	—%

During the three months ended March 31, 2024, the Company had the following non-vested market-based award activity:

	Number of	Average
	Market-based	Grant Date
	awards	Fair Value ($)
Non-vested at December 31, 2023	97,413	$7.92
Granted	—	—
Vested	—	—
Cancelled or Forfeited	—	—
Non-vested at March 31, 2024	97,413	$7.92

As of March 31, 2024, there was $0.3 million of stock-based compensation expense that had yet to be recognized related to nonvested market-based awards.

10.  Earnings per share

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss from continuing operations	$(19,474)	$(31,233)

Denominator
Weighted-average common shares – basic and diluted	13,736,176	13,194,859

Net loss from continuing operations per share - basic and diluted	$(1.42)	$(2.37)
Net loss from discontinued operations per share - basic and diluted	$(0.08)	$(0.83)
Net loss per share attributable to stockholders - basic and diluted	$(1.50)	$(3.19)

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

	As of March 31,
	2024	2023
Outstanding stock options	389,576	661,902
Warrants for common and preferred stock	693,333	720,910
RSA’s, RSU’s and PRSU’s	1,273,011	1,337,329
Market-based awards	97,413	97,413
Sponsor Covered Shares and Seller Earnout Shares	686,190	697,223
Total antidilutive securities	3,139,523	3,514,777

11.  Related party transactions

Equity held by Lennar

In connection with the North American Title Acquisition, subsidiaries of Lennar were granted equity in the Company. As of March 31, 2024, Lennar, through its subsidiaries, held 23.7% of the Company on a fully diluted basis.

Transactions with Lennar

In the routine course of its business, Doma Title Insurance, Inc. (“DTI”) underwrites title insurance policies for a subsidiary of Lennar. The Company recorded the following revenues and premiums retained by agents from these transactions, which are included within our Underwriting segment:

	Three Months Ended March 31,
	2024	2023
Revenues	$34,131	$29,978
Premiums retained by agents	27,523	24,095

	March 31, 2024	December 31, 2023
Net receivables	$3,966	$7,153

These amounts are included in trade and other receivables, net in the Company’s condensed consolidated balance sheets.

On April 27, 2023, the Company entered into a sublease agreement with Lennar. The sublease with Lennar commenced on September 1, 2023 and ends on September 30, 2026. The total sublease income over the term of the agreement is expected to be $0.2 million.

Concurrently with the execution of the Merger Agreement, the Lennar Stockholders, the Company and Parent entered into the Voting and Support Agreement. Refer to Note 3 for additional details.

12.  Commitments and contingencies

Legal matters

The Company is subject to claims and litigation matters in the ordinary course of business. Management does not believe the resolution of any such matters will have a materially adverse effect on the Company’s financial position or results of operations.

Commitments and other contingencies

The Company also administers escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. These escrow deposits amounted to $8.7 million and $11.0 million at March 31, 2024 and December 31, 2023, respectively. Such deposits are not reflected in the condensed consolidated balance sheets, but the Company could be contingently liable for them under certain circumstances (for example, if the Company disposes of escrowed assets). Such contingent liabilities have not materially impacted the results of operations or financial condition to date and are not expected to do so in the future.

See Note 17 in our condensed consolidated financial statements for information on our operating lease obligations.

13.  Accrued expenses and other liabilities

Accrued expenses and other liabilities include the following:

	March 31,	December 31,
	2024	2023
Employee benefits	$850	$323
Contract terminations	3,460	3,460
Deferred transaction costs	3,534	—
Premium taxes	1,210	2,700
Employee compensation	755	3,108
Other	2,263	3,109
Total accrued expenses and other liabilities	$12,072	$12,700

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

In the three months ended March 31, 2024 and 2023, forfeited stock-based compensation associated with the Reduction Plans was $0.0 million and $0.8 million, respectively. The charges incurred and forfeited stock-based compensation associated with the Reduction Plans primarily relate to the Company’s Corporate and Other reportable segment.

Contract terminations

Associated with the Company’s Reduction Plans and vendor management initiatives during the years ended December 31, 2023 and 2022, the Company recorded $1.3 million and $5.2 million, respectively, in accelerated contract charges related to contracts that will continue to be incurred for the contracts’ remaining terms without economic benefit to the Company. These contract termination charges were recorded in other operating expenses in the consolidated statements of operations. There were no accelerated contract charges recorded during the three months ended March 31, 2024 or 2023. As of March 31, 2024, total accrued liabilities related to these accelerated contract charges were $3.5 million.

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

For the three months ended March 31, 2024 and 2023, the Company made contributions for the benefit of employees of $0.1 million and $0.4 million, respectively, to the Retirement Savings Plan.

15.  Research and development

For the three months ended March 31, 2024 and 2023, the Company recorded the following related to research and development expenses and capitalized internally developed software costs:

	Three Months Ended March 31,
	2024	2023
Research and development expenses incurred	$1,037	$1,227
Capitalized internally developed software costs	1,485	2,659
Research and development spend, inclusive of capitalized internally developed software cost	$2,522	$3,886

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

On September 3, 2021, the Company filed a Registration Statement on Form S-1 (No. 333-258942), as amended, with the SEC (which was declared effective on September 8, 2021; and the Company subsequently filed a post-effective amendment thereto, which was declared effective on March 30, 2022), which related to, among other things, the issuance of an aggregate of up to 693,333 shares of common stock issuable upon the exercise of the Warrants. As of March 31, 2024 and December 31, 2023, the aggregate values of the Public Warrants were $0.0 million and $0.0 million, respectively, representing Public Warrants outstanding to purchase 460,000 shares of our common stock. As of March 31, 2024 and December 31, 2023, the aggregate values of the Private Warrants were $0.0 million and $0.0 million, respectively, representing Private Warrants outstanding to purchase 233,333 shares of our common stock. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrants and Sponsor Covered Shares liabilities in the condensed consolidated statements of operations.

17. Leases

The Company has operating leases consisting of office space and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of March 31, 2024, we have leases with remaining terms of 1 month to 4 years, some of which may include no options for renewal and others with options to extend the lease terms from 1 year to 5 years. The components of our operating leases were as follows:

	Three Months Ended March 31,
	2024	2023
Components of lease expense:
Operating lease expense	$577	$596
Less sublease income	(282)	—
Net lease expense	295	596

Cash flow information related to leases:
Operating cash outflow from operating leases during the three months ended March 31, 2024 and 2023	$907	$990

	March 31, 2024	March 31, 2023
Right-of-use assets obtained during the three months ended March 31, 2024 and 2023 in exchange for new operating lease liabilities	$—	—
Weighted average remaining lease term (years)	3.40	4.13
Weighted average discount rate	10%	10%

	March 31, 2024
Maturities of lease liabilities:	Continuing Operations	Discontinued Operations
2024	$2,425	$1,881
2025	2,579	2,009
2026	2,420	1,777
2027	2,093	620
Total lease payments	9,517	6,287
Less imputed interest	(1,439)	(842)
Lease liabilities	$8,078	$5,445

We have subleased certain locations vacated as a result of a smaller workforce. As of March 31, 2024, we have subleases with remaining terms of 5 months to 4 years, some of which may include no options for renewal and others with options to extend the lease terms by 1 year. The undiscounted cash flows as of March 31, 2024 related to our subleases on an annual basis were as follows:

	March 31, 2024
	Continuing Operations	Discontinued Operations
2024	$858	$493
2025	1,035	326
2026	1,067	131
2027	1,100	24
Total sublease payments	$4,060	$974

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

The assets and liabilities associated with discontinued operations, including assets and liabilities sold in the Local Sales, assets separately disposed and remaining Local Component assets and liabilities, have been presented separately in our condensed consolidated balance sheets. The major assets and liability categories were as follows as of the dates indicated:

(In thousands, except share information)	March 31, 2024	December 31, 2023
Assets
Trade and other receivables (net of allowance for credit losses of $110 at March 31, 2024 and $110 at December 31, 2023)	$22	$62
Prepaid expenses, deposits and other assets	107	242
Lease right-of-use assets	1,933	2,108
Fixed assets (net of accumulated depreciation of $0 at March 31, 2024 and $2,028 at December 31, 2023)	—	151
Assets held for disposal	$2,062	$2,563

Liabilities
Accounts payable	$160	$306
Accrued expenses and other liabilities	93	238
Lease liabilities	5,445	6,107
Liability for loss and loss adjustment expenses	137	132
Liabilities held for disposal	$5,835	$6,783

Summary operating results of discontinued operations were as follows for the periods indicated:

	Three Months Ended March 31, 2024
	Local Component	Eliminations (1)	Total
Revenues:
Escrow, other title-related fees and other	$340	$(21)	$319
Investment, dividend and other income	$(3)	—	(3)
Total revenues	$337	$(21)	$316

Operating expenses excluding impairments	$1,414	$(21)	$1,393
Goodwill impairment	$—	—	—
Long-lived asset impairment	$—	—	—
Total operating expenses	$1,414	$(21)	$1,393

Loss from discontinued operations	$(1,077)	$—	$(1,077)

Other (expense) income:
Interest expense	$—	$—	$—
Gain (loss) on sales of discontinued operations	$—	—	—
Loss from discontinued operations before income taxes	$(1,077)	$—	$(1,077)

Income tax expense	$—	—	—
Net loss from discontinued operations	$(1,077)	$—	$(1,077)

	Three Months Ended March 31, 2023
	Local Component	Eliminations (1)	Total
Revenues:
Escrow, other title-related fees and other	$10,987	$(5,353)	$5,634
Investment, dividend and other income	(78)	—	(78)
Total revenues	$10,909	$(5,353)	$5,556

Operating expenses excluding impairments	$20,571	$(5,353)	$15,218
Goodwill impairment	—	—	—
Long-lived asset impairment	181	—	181
Total operating expenses	$20,752	$(5,353)	$15,399

Loss from discontinued operations	$(9,843)	$—	$(9,843)

Other (expense) income:
Interest expense	$(1,018)	$—	$(1,018)
Gain (loss) on sales of discontinued operations	—	—	—
Loss from discontinued operations before income taxes	$(10,861)	$—	$(10,861)

Income tax expense	(29)	—	(29)
Net loss from discontinued operations	$(10,890)	$—	$(10,890)

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

The depreciation and amortization, sale proceeds and significant noncash operating items associated with the discontinued operations were as follows:

	Three Months Ended March 31,
	2024	2023
Non-cash discontinued operating activities:
Impairment charges	$—	$181
Depreciation and amortization	13	213

Cash flows from discontinued investing activities:
Proceeds from sale of title plants and dividends from title plants	—	194

There were no capital expenditures associated with the discontinued operations for the three months ended March 31, 2024 or 2023.

19. Subsequent Events

Senior Term Facility

On April 30, 2024, pursuant to the Topco Commitment Letter, States Title and certain of its subsidiaries entered into a Senior Loan and Security Agreement (the “Senior Loan Agreement”) with the lenders party thereto and Alter Domus (US) LLC as administrative agent and collateral agent. Pursuant to the Senior Loan Agreement, the lenders party thereto have committed, on a several basis, to provide States Title with a $22.5 million senior secured delayed draw term loan facility (the “Senior Term Facility”) (with certain subsidiaries of States Title guaranteeing the obligations thereunder).

The Senior Term Facility will have two tranches: (a) up to $12.5 million will be available to be drawn in up to three draws (each draw being for at least $5 million) between closing of the Senior Term Facility and December 31, 2024 and (b) up to $10 million will be available to be drawn in a single draw between January 1, 2025 and June 30, 2025, each tranche being subject to commitment reductions as set forth in the Senior Loan Agreement. Each loan made under the Senior Term Facility will mature three years after it is drawn.

The Senior Term Facility will be secured by a first priority lien on substantially all of the assets of States Title and the guarantors (subject to customary exceptions), senior to all existing and future liens securing debt for borrowed money (including the liens securing the obligations under the Loan and Security Agreement dated as of December 31, 2020 (as amended, including pursuant to the Sixth Amendment referred to below, the “Subordinated Loan Agreement”) by and among States Title and certain of its subsidiaries, the lenders party thereto and HSCM as administrative agent and collateral agent and will be senior in right of payment to all existing and future debt for borrowed money (including the Subordinated Loan Agreement), in each case, subject to certain exceptions. The terms of the subordination of the Subordinated Loan Agreement are set forth in an intercreditor and subordination agreement (the “Subordination Agreement”) and include certain prohibitions on the exercise of remedies by the lenders under the Subordinated Loan Agreement.

Interest on each loan will accrue at a rate of Term SOFR (subject to a 1.0% floor) plus 9.0% per annum and will be payable in arrears in kind on the last day of each interest period. The Senior Term Facility will include an undrawn fee of 5.0% per annum on all undrawn commitments, payable quarterly in cash, and an upfront fee of 3.0% of the commitments in respect of the Senior Term Facility as of the date of the Senior Loan Agreement (which upfront fee is reduced to 2.0% for any commitments that are terminated within 30 days after the date of the Senior Loan Agreement), payable upon the funding or termination of such commitments. Prepayments of the Senior Term Facility (subject to certain exceptions) will be subject to customary prepayment premiums. The Senior Term Facility will also include certain information rights and other customary covenants (including affirmative, negative and financial covenants) and mandatory prepayment provisions.

Concurrently with the entry into the Senior Term Facility, States Title and certain of its subsidiaries, the lenders party thereto and HSCM entered into a Sixth Amendment to Loan and Security Agreement (the “Sixth Amendment”), pursuant to which, among other things, HSCM and the lenders party thereto consented to the terms of the Senior Loan Agreement and implemented certain other changes to align with the terms of the Subordination Agreement.

Doma Title Insurance, Inc. Dividend

On April 26, 2024, the South Carolina Department of Insurance approved an extraordinary dividend of $17.5 million from Doma Title Insurance, Inc., our title insurance subsidiary, to the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Doma should be read together with the unaudited condensed consolidated financial statements as of March 31, 2024 and 2023 and for the three months ended March 31, 2024 and 2023, together with the related notes thereto, contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as the audited consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023 and  2022, together with related notes thereto, contained in our annual report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties and should be read in conjunction with the disclosures and information contained in “Cautionary Note Regarding Forward-Looking Statements” in the Annual Report. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A “Risk Factors” or in other parts of the Annual Report. Certain amounts may not foot due to rounding. All forward-looking statements in this Quarterly Report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

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

Through 2023, to combat inflation, the Federal Reserve raised the benchmark interest rate by a total of 100 basis points. During the three months ended March 31, 2024, the Federal Reserve has held the benchmark interest rate steady. Average interest rates for a 30-year fixed rate mortgage rose to 6.82% as of March 2024 as compared to 6.54% for the corresponding period of 2023. As interest rates rise, the outlook on refinance transactions continues to decline.

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

The following table presents our key operating and financial indicators from continuing operations, as well as the relevant generally accepted accounting principles (“GAAP”) measures, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
GAAP financial data:
Revenue (1)	$66,067	$68,812
Gross profit (2)	$4,108	$2,101
Net loss	$(19,474)	$(31,233)
Non-GAAP financial data (3):
Retained premiums and fees	$13,676	$14,275
Adjusted gross profit	$7,093	$4,963
Ratio of adjusted gross profit to retained premiums and fees	52%	35%
Adjusted EBITDA	$(5,562)	$(12,785)

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

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before interest, income taxes and depreciation and amortization, and further adjusted to exclude the impact of net loss from discontinued operations, stock-based compensation, severance and interim salary costs, change in fair value of Local Sales Deferred Earnout, and the change in fair value of Warrant and Sponsor Covered Shares liabilities. See “—Non-GAAP Financial Measures” below for a reconciliation of our adjusted EBITDA to net loss, the most closely comparable GAAP measure and additional information about the limitations of our non-GAAP measures.

We review adjusted EBITDA as an important measure of our recurring and underlying financial performance, and believe it is useful to investors for the same reason.

Key Components of Revenues and Expenses

Revenues

Net premiums written

We generate net premiums by underwriting title insurance policies and recognize premiums in full upon the closing of the underlying transaction. For some of our Third-Party Agents, we also accrue premium revenue for title insurance policies we estimate to have been issued in the current period but reported to us by the Third-Party Agent in a subsequent period. See “—Critical Accounting Policies and Estimates— Accrued net premiums written from Third-Party Agent referrals” below for further explanation of this accrual. For the three months ended March 31, 2024 and 2023, the average time lag between the issuing of these policies by our Third-Party Agents and the reporting of these policies or premiums to us has been approximately three months. Net premiums written is inclusive of the portion of premiums retained by Third-Party Agents, which is recorded as an expense, as described below.

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

Investment, dividends and other income

Investment, dividends and other income are mainly generated from our investment portfolio. We invest in fixed income securities, mainly composed of corporate debt obligations, certificates of deposit, U.S. Treasuries, foreign government securities and mortgage loans.

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

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table sets forth a summary of our consolidated results from continuing operations for the periods indicated, and the changes between periods.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$63,513	$66,770	$(3,257)	(5)%
Escrow, other title-related fees and other	1,071	964	107	11%
Investment, dividend and other income	1,483	1,078	405	38%
Total revenues	$66,067	$68,812	$(2,745)	(4)%
Expenses:
Premiums retained by agents	$52,391	$54,537	$(2,146)	(4)%
Title examination expense	858	733	125	17%
Provision for claims	730	3,287	(2,557)	(78)%
Personnel costs	14,615	25,408	(10,793)	(42)%
Other operating expenses	10,608	11,968	(1,360)	(11)%
Total operating expenses	$79,202	$95,933	$(16,731)	(17)%

Operating loss from continuing operations	(13,135)	(27,121)	13,986	(52)%

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(239)	15	(254)	(1693)%
Interest expense	(6,604)	(3,971)	(2,633)	66%
Loss from continuing operations before income taxes	(19,978)	(31,077)	11,099	(36)%

Income tax expense	504	(156)	660	(423)%
Net loss from continuing operations	$(19,474)	$(31,233)	$11,759	(38)%

Revenue

Net premiums written. Net premiums written decreased by $3.3 million, or 5%, in the three months ended March 31, 2024 compared to the same period in the prior year, driven by a 96% decrease in premiums from our Direct Agents channel and partially offset by a 6% increase in premiums from our Third-Party Agents channel.

For the three months ended March 31, 2024, Direct Agents premium decline was driven by the discontinuing of the Local Component. For the three months ended March 31, 2024, the increase in premiums from our Third-Party Agents channel was driven by an increase in premiums associated with new home buildings that closed during the periods.

Escrow, other title-related fees and other. Escrow, other title-related fees and other increased $0.1 million, or 11%, in the three months ended March 31, 2024 compared to the same period in the prior year, driven by rental income on subleases.

Investment, dividend and other income. Investment, dividend and other income increased $0.4 million, or 38%, in the three months ended March 31, 2024, compared to the same period in the prior year, primarily due to the higher interest rate environment creating higher returns on invested assets.

Expenses

Premiums retained by agents. Premiums retained by agents decreased by $2.1 million, or 4%, in the three months ended March 31, 2024 compared to the same period in the prior year. These movements were driven principally by decreases in premium. There was no material change in the average commissions paid to our Third-Party Agents.

Title examination expense. Title examination expense increased by $0.1 million, or 17% in the three months ended March 31, 2024, compared to the same period in the prior year, due to increases in title search data provider fees.

Provision for claims. Provision for claims decreased by $2.6 million, or 78%, in the three months ended March 31, 2024 compared to the same period in the prior year, primarily due to a reduction in the reserve releases related to prior period policies of $1.9 million compared to reserve increases related to prior period policies of $0.4 million for the corresponding period in the prior year. Additionally, the provision for claims related to the current year decreased due to the corresponding decrease in premiums written. The provision for claims, expressed as a percentage of net premiums written, was 1.1% and 4.9% for the three months ended March 31, 2024 and 2023, respectively.

Personnel costs. Personnel costs decreased by $10.8 million, or 42%, in the three months ended March 31, 2024compared to the same period in the prior year, due to decreases in direct and indirect labor, corporate support and customer acquisition expenses from previously disclosed workforce reduction plans and the overall declines in revenue. The Company’s personnel costs benefited during the quarter as a result of the workforce reduction plans.

Other operating expenses. Other operating expenses decreased by $1.4 million, or 11%, in the three months ended March 31, 2024compared to the same period in the prior year, primarily due to declines in IT hardware and software and insurance expenses and partially offset by increases in outside professional service fees and amortization.

Change in fair value of Warrant and Sponsor Covered Shares liabilities. The change in fair value of Warrant and Sponsor Covered Shares liabilities (as defined in Note 3) decreased by $0.3 million in the three months ended March 31, 2024 compared to the same period in the prior year, due to changes in the inputs to the valuation of the liabilities and consideration of the proposed Merger.

Interest expense. Interest expense increased by $2.6 million, or 66%, in the three months ended March 31, 2024 compared to the same period in the prior year, due to a higher amount of average debt outstanding, which is a result of the paid in kind interest expense on the $150.0 million Term Loan, and due to the amendment fee of $1.0 million, which became payable upon execution of the Hudson Fourth Amendment and was paid-in-kind and added to the principal of the Term Loan.

Supplemental Key Operating and Financial Indicators Results Discussion – Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table presents our key operating and financial indicators for our continuing operations, including our non-GAAP financial measures, for the periods indicated, and the changes between periods. This discussion should be read only as a supplement to the discussion of our GAAP results above. See “—Non-GAAP Financial Measures” below for important information about the non-GAAP financial measures presented below and their reconciliation to the respective most closely comparable GAAP measures.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Retained premiums and fees	$13,676	$14,275	$(599)	(4)%
Adjusted gross profit	7,093	4,963	2,130	43%
Ratio of adjusted gross profit to retained premiums and fees	52%	35%	17%	49%
Adjusted EBITDA	$(5,562)	$(12,785)	$7,223	(56)%

Retained premiums and fees

Retained premiums and fees decreased by $0.6 million, or 4%, during the three months ended March 31, 2024 compared to the same period in the prior year, driven by title policy declines across the Direct Agent channel and partially offset by an increase in premiums associated with new home buildings that closed during the periods.

Adjusted gross profit

Adjusted gross profit increased by $2.1 million, or 43%, during the three months ended March 31, 2024, compared to the same period in the prior year, primarily due to a decrease in the provision for claims ratio and partially offset by declines in retained premiums and fees.

Ratio of adjusted gross profit to retained premiums and fees

The ratio of adjusted gross profit to retained premiums and fees increased 17 percentage points during the three months ended March 31, 2024 compared to the same period in the prior year due to the decrease in the provision for claims ratio and lower direct labor as a result of the workforce reduction actions taken during the second half of 2022 and in the third quarter of 2023. An offsetting impact to the ratio of adjusted gross profit to retained premiums and fees during the three months ended March 31, 2024 was increased title examination expenses as a percentage of retained premiums and fees.

Adjusted EBITDA

Adjusted EBITDA improved by $7.2 million to negative $5.6 million for the three months ended March 31, 2024 due to the reduction in personnel and other operating expenses that are a direct result of the workforce reduction actions taken during the second half of 2022 and the third quarter of 2023 and due to decreases in provision for claims.

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

Retained premiums and fees

The following presents our continuing operations retained premiums and fees and reconciles the measure to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$66,067	$68,812
Minus:
Premiums retained by agents	52,391	54,537
Retained premiums and fees	$13,676	$14,275
Minus:
Direct labor	3,414	3,808
Provision for claims	730	3,287
Depreciation and amortization	2,985	2,862
Other direct costs (1)	2,439	2,217
Gross Profit	$4,108	$2,101

(1)	Includes title examination expense, office supplies, and premium and other taxes.

Adjusted gross profit

The following table reconciles our continuing operations adjusted gross profit to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Gross Profit	$4,108	$2,101
Adjusted for:
Depreciation and amortization	2,985	2,862
Adjusted Gross Profit	$7,093	$4,963

Adjusted EBITDA

The following table reconciles our continuing operations adjusted EBITDA to our net loss, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss (GAAP)	$(20,551)	$(42,123)
Adjusted for:
Depreciation and amortization	2,985	2,862
Interest expense	6,604	3,971
Income taxes	(504)	156
EBITDA	$(11,466)	$(35,134)
Adjusted for:
Loss from discontinued operations, net of taxes	1,077	10,890
Stock-based compensation	4,703	4,993
Severance and interim salary costs	64	6,481
Change in fair value of Warrant and Sponsor Covered Shares liabilities	239	(15)
Change in fair value of Local Sales Deferred Earnout	(179)	—
Adjusted EBITDA	$(5,562)	$(12,785)

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

We had $65.5 million in cash and cash equivalents and restricted cash, $16.6 million in held-to-maturity debt securities, and $50.4 million in available-for-sale debt securities as of March 31, 2024. The restricted net assets of Doma Title Insurance, Inc. (“DTI”), our title insurance subsidiary, are a significant proportion of the Company’s consolidated net assets. DTI and our other insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Departments of Insurance of their respective states of domicile. As of December 31, 2023, $49.9 million of our statutory net assets are restricted from dividend payments without prior approval from the Departments of Insurance of their respective states of domicile. During 2024, our title insurance subsidiary can pay or make distributions to us of approximately $5.2 million, without prior approval.

During our financial close and forecasting process for the year ended December 31, 2023, the Company identified conditions and events such as sustained cash outflows, operating losses and insufficient cash balances that, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern. However, that doubt was alleviated through management's plans, including the HSCM Fourth Amendment and Topco Term Facility as defined in Part I, Item I Note 8 "Debt." The Company believes its unrestricted assets and the additional funding provided by the HSCM Fourth Amendment and Topco Term Facility will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report.

Additionally, on April 26, 2024, the South Carolina Department of Insurance approved an extraordinary dividend of $17.5 million from Doma Title Insurance, Inc., our title insurance subsidiary, to the Company.

We may need additional cash due to changing business conditions or other developments, including unanticipated regulatory developments and competitive pressures. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing.

Debt

Senior secured credit agreement

In December 2020, Old Doma entered into a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”), providing for a $150.0 million senior secured term loan (“Loan and Security Agreement”), which was fully funded by the lenders, which are affiliates of HSCM, at its principal face value on January 29, 2021 (the “Funding Date”) and matures on the fifth anniversary of the Funding Date. The Loan and Security Agreement bears interest at a rate of 11.25% per annum, of which 5.0% is payable in cash in arrears and the remaining 6.25% accrues to the outstanding principal balance on a PIK basis. Interest is payable or compounded, as applicable, quarterly.

The Loan and Security Agreement is secured by a first-priority pledge and security interest in substantially all of the assets of our wholly owned subsidiary States Title (which represents substantially all of our assets), including the assets of any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). The Loan and Security Agreement is subject to customary affirmative and negative covenants, including limits on the incurrence of debt and restrictions on acquisitions, sales of assets, dividends and certain restricted payments. The Loan and Security Agreement is also subject to two financial maintenance covenants, related to liquidity and revenues. The liquidity covenant requires States Title to have at least $20.0 million of liquidity, calculated as of the last day of each month, as the sum of (i) our unrestricted cash and cash equivalents and (ii) the aggregate unused and available portion of any working capital or other revolving credit facility. The revenue covenant, which is tested as of the last day of each fiscal year, requires that States Title’s consolidated GAAP revenue for the year to be greater than $130.0 million. The Loan and Security Agreement is subject to customary events of default and cure rights. As of the date of this Quarterly Report, States Title is in compliance with all Loan and Security Agreement covenants.

Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 0.2 million shares of our common stock.

Third Amendment to the Loan and Security Agreement

On May 19, 2023, Old Doma and certain subsidiaries of the Company, as guarantors, entered into the third amendment to the Loan and Security Agreement (the “Third Amendment”). The Third Amendment amends certain mandatory prepayment provisions related to the disposition of assets by Old Doma or any of its subsidiaries such that Old Doma is required, within five business days following the receipt of net cash proceeds from dispositions in excess of $750,000 in any fiscal year (other than certain permitted dispositions), to repay the outstanding principal amount of term loan borrowings in an amount equal to 100% of such excess net cash proceeds received by Old Doma or any of its subsidiaries from such dispositions, unless HSCM, as agent, otherwise agrees.

Fourth Amendment to the Loan and Security Agreement

Concurrently with the execution of the Merger Agreement, certain of the Company’s subsidiaries, the lenders party thereto and Hudson, as agent for such lenders, entered into the HSCM Fourth Amendment such that, among other things: (a) from the effective date of the HSCM Fourth Amendment through September 30, 2025, interest on the principal amount outstanding of the Loan and Security Agreement will accrue and capitalize and be added to the principal balance monthly at a per annum rate equal to 16.25%; (b) beginning October 1, 2025, interest on the Loan and Security Agreement will accrue at a per annum rate equal to 16.25%, (i) 10% of which shall accrue and be payable in cash monthly and (ii) the remainder of such interest shall accrue and capitalize and be added to the principal balance monthly; (c) the Company will make prepayments on the Loan and Security Agreement in an amount up to $16 million of net cash proceeds received from contingent payments earned by the Company pursuant to certain previous asset sales (but such payment shall be deferred until October 2025); (d) Subject to certain conditions, the Company will make monthly pre-payments of the Loan and Security Agreement under the Company Loan Agreement with cash on hand in excess of $7.5 million after October 1, 2025 in the event the Merger Agreement is terminated prior to the consummation of the Merger; (e) if reasonably requested by HSCM following a termination of the Merger Agreement prior to the consummation of the Merger, the Company would transfer all of its equity interests in Doma Title Insurance, Inc to a newly formed bankruptcy-remote entity and cause such equity interests to be pledged as collateral under the Company Loan Agreement; (f) the financial covenants in the Company Loan Agreement were modified, including, without limitation, the reduction of the minimum consolidated GAAP revenue financial covenant from $130 million to $50 million; and (g) the Company is permitted to incur indebtedness under the Topco Term Facility (as defined below) which indebtedness shall be senior in respect of payment and liens to the obligations under the Company Loan Agreement. In connection with the HSCM Fourth Amendment, HSCM shall be entitled to an amendment fee of $1.0 million, which fee became payable upon execution of the HSCM Fourth Amendment and was paid-in-kind and added to the Loan and Security Agreement.

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

For more information on the HSCM Fourth Amendment, HSCM Fifth Amendment and Topco Term Facility, refer to Part I, Item 1, Note 8 "Debt."

Other commitments and contingencies

Our commitments for leases, related to our office space and equipment, related to continuing and discontinued operations amounted to $15.8 million as of March 31, 2024 of which $4.3 million is payable in 2024. Refer to Note 17 to our condensed consolidated financial statements for a summary of our future commitments. Our headquarters lease expires in 2024. As of March 31, 2024, we did not have any other material commitments for cash expenditures.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(13,654)	$(23,878)
Net cash provided by (used in) investing activities	7,939	26,531
Net cash provided by (used in) financing activities	—	182

Operating activities

In the first three months of 2024, net cash used in operating activities was $13.7 million driven by the net loss of $20.6 million, cash paid for liability for loss and loss adjustments expenses of $5.7 million and $2.4 million for prepaid expenses, deposits and other assets. This was offset by changes in receivables of $2.5 million and non-cash costs including stock-based compensation expense of $4.7 million, paid in kind interest expense of $5.7 million and depreciation and amortization of $3.0 million.

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

In the first three months of 2024, net cash provided by investing activities was $7.9 million, and reflected $1.1 million of purchases of investments offset by $10.5 million of proceeds from the maturity of held-to-maturity and available-for-sale investments. Cash paid for fixed assets was $1.5 million in the same period, largely consisting of technology development costs related to the Doma Intelligence platform.

In the first three months of 2023, net cash provided by investing activities was $26.5 million, and reflected $35.7 million of purchases of investments offset by $64.5 million of proceeds from the maturity of held-to-maturity investments. Cash paid for fixed assets was $2.8 million in the same period, largely consisting of technology development costs related to the Doma Intelligence platform.

Financing activities

Net cash provided by financing activities was immaterial in the first three months of 2024 and 2023.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. Preparation of the financial statements requires management to make several judgments, estimates and assumptions relating to the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We evaluate our significant estimates on an ongoing basis, including, but not limited to, liability for loss and loss adjustment expenses, goodwill and accrued net premiums written from Third-Party Agent referrals. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 to our annual audited consolidated financial statements. Our critical accounting estimates are described below.

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

Our total loss reserve as of March 31, 2024 amounted to $76.2 million, which we believe, based on historical claims experience and actuarial analyses, is adequate to cover claim losses resulting from pending and future claims for policies issued through March 31, 2024.

A summary of the Company’s loss reserves is as follows:

	March 31, 2024		December 31, 2023
	($ in thousands)
Known title claims	$3,753	5%	$7,139	9%
IBNR title claims	72,402	95%	74,755	91%
Total loss reserves	$76,155	100%	$81,894	100%

We continually review and adjust our reserve estimates to reflect loss experience and any new information that becomes available.

Goodwill

We have significant goodwill on our balance sheet related to acquisitions, as goodwill represents the excess of the acquisition price over the fair value of net assets acquired and liabilities assumed in a business combination. Goodwill is tested and reviewed annually for impairment on October 1 of each year, and between annual tests if events or circumstances arise that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In addition, an interim impairment test may be completed upon a triggering event or when there is a reorganization of reporting structure or disposal of all or a portion of a reporting unit. As of March 31, 2024, we had $23.4 million of goodwill, relating to the North American Title Acquisition, which related to the Underwriting reporting unit.

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

We did not identify any events, changes in circumstances, or triggering events since the performance of our last goodwill impairment test as of October 1, 2023 that would require us to perform an interim goodwill impairment test during the quarter.

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

The Company’s debt security portfolio is subject to credit risk. For further information on the credit quality of the Company’s investment portfolio at March 31, 2024, see Note 4 to the consolidated financial statements.

The Company also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under our reinsurance programs and the ability of sublessees to honor their obligations to pay the contract amounts under our subleases. For information on our reinsurance programs, see Note 2 and Note 17 to the consolidated financial statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

For additional information regarding legal proceedings, see Part I, Item 3. “Legal Proceedings” in our annual report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). See also the information set forth in Note 12 “Legal Matters” contained in Part I, Item 1 “Financial Information” of this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index to this Quarterly Report on Form 10-Q are filed herewith or incorporated by reference herein:

Exhibit	Description
2.3	Agreement and Plan of Merger, dated March 28, 2024, by and among Doma Holdings, Inc., RE Closing Buyer Corp. and RE Closing Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 29, 2024).
10.1	Voting and Support Agreement, dated March 28, 2024, by and among RE Closing Buyer Corp., Doma Holdings, Inc., LENX ST Investor, LLC and Len FW Investor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2024).
10.2	Agreement and Fourth Amendment to Loan and Security Agreement, dated March 28, 2024, by and among by States Title Holding, Inc., the Guarantors party thereto, the Lenders party thereto, and Hudson Structured Capital Management Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 29, 2024).
10.3	Agreement and Fifth Amendment to Loan and Security Agreement, dated March 28, 2024, by and among by States Title Holding, Inc., the Guarantors party thereto, the Lenders party thereto, Hudson Structured Capital Management Ltd. and RE Closing Buyer Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 29, 2024).
10.4	Commitment Letter, dated March 28, 2024, by and between States Title Holding, Inc. and Closing Parent Holdco, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 29, 2024).
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMA HOLDINGS, INC.
By:	/s/ Max Simkoff
	Name:	Max Simkoff

	Date:	May 13, 2024
	Title:	Chief Executive Officer
(Principal Executive Officer)

DOMA HOLDINGS, INC.
By:	/s/ Mike Smith
	Name:	Mike Smith

	Date:	May 13, 2024
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)