Form 10-Q
period 2024-06-30
Doma Holdings, Inc.
filed 2024-08-14
CIK 1722438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant had outstanding 14,185,669 shares of common stock as of August 9, 2024.

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

Part I - Financial Information

Item 1. Financial Statements

Doma Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share information)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$69,098	$65,939
Restricted cash	3,999	5,228
Investments:
Fixed maturities
Held-to-maturity debt securities, at amortized cost (net of allowance for credit losses of $5 at June 30, 2024 and $125 at December 31, 2023)	7,445	18,179
Available-for-sale debt securities, at fair value (amortized cost $41,978 at June 30, 2024 and $58,516 at December 31, 2023)	41,727	58,032
Mortgage loans	45	45
Total investments	$49,217	$76,256
Trade and other receivables (net of allowance for credit losses of $2,024 at June 30, 2024 and $1,802 at December 31, 2023)	23,364	24,452
Prepaid expenses, deposits and other assets	8,613	4,614
Lease right-of-use assets	3,457	4,175
Fixed assets (net of accumulated depreciation of $33,991 at June 30, 2024 and $26,272 at December 31, 2023)	27,902	30,945
Title plants	2,716	2,716
Goodwill	23,413	23,413
Assets held for disposal	1,893	2,563
Total assets	$213,672	$240,301

Liabilities and stockholders’ deficit
Accounts payable	$5,248	$1,798
Accrued expenses and other liabilities	11,762	12,700
Lease liabilities	7,322	8,838
Loan and Security Agreement, net of debt issuance costs and original issue discount	168,530	154,087
Liability for loss and loss adjustment expenses	74,817	81,894
Warrant liabilities	92	26
Sponsor Covered Shares liability	325	86
Liabilities held for disposal	5,546	6,783
Total liabilities	$273,642	$266,212

Commitments and contingencies (see Note 12)

Stockholders’ deficit:

Common stock, 0.0001 par value; 80,000,000 shares authorized at June 30, 2024; 14,074,805 and 13,524,203 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$1	1
Additional paid-in capital	600,430	593,772
Accumulated deficit	(660,149)	(619,201)
Accumulated other comprehensive income	(252)	(483)
Total stockholders’ deficit	$(59,970)	$(25,911)
Total liabilities and stockholders’ deficit	$213,672	$240,301

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share information)	2024	2023	2024	2023
Revenues:
Net premiums written (1)	$75,408	$78,962	$138,921	$145,732
Escrow, other title-related fees and other	922	798	1,993	1,762
Investment, dividend and other income	1,316	1,519	2,799	2,597
Total revenues	$77,646	$81,279	$143,713	$150,091

Expenses:
Premiums retained by agents (2)	$62,172	$64,770	$114,563	$119,307
Title examination expense	1,173	1,241	2,031	1,974
Provision for claims	1,183	5,330	1,913	8,617
Personnel costs	13,174	17,434	27,789	42,842
Other operating expenses	10,992	11,247	21,600	23,215
Long-lived asset impairment	—	441	—	441
Total operating expenses	$88,694	$100,463	$167,896	$196,396

Operating loss from continuing operations	$(11,048)	$(19,184)	$(24,183)	$(46,305)

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(66)	108	(305)	123
Interest expense	(7,838)	(5,021)	(14,442)	(8,992)
Loss from continuing operations before income taxes	$(18,952)	$(24,097)	$(38,930)	$(55,174)

Income tax benefit (expense)	(56)	(156)	448	(312)
Loss from continuing operations, net of taxes	$(19,008)	$(24,253)	$(38,482)	$(55,486)

Loss from discontinued operations, net of taxes	(1,389)	(11,624)	(2,466)	(22,514)

Net loss	$(20,397)	$(35,877)	$(40,948)	$(78,000)

Earnings per share:
Net loss from continuing operations per share attributable to stockholders - basic and diluted	$(1.36)	$(1.82)	$(2.78)	$(4.18)
Net loss per share attributable to stockholders - basic and diluted	$(1.46)	$(2.69)	$(2.95)	$(5.88)
Weighted average shares outstanding common stock - basic and diluted	13,992,669	13,324,215	13,864,422	13,259,894

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

(1)

Net premiums written includes revenues from a related party of $38.0 million and $33.5 million during the three months ended June 30, 2024 and 2023, respectively. Net premiums written includes revenues from a related party of $72.1 million and $63.5 million during the six months ended June 30, 2024 and 2023, respectively (see Note 11).

(2)

Premiums retained by agents includes expenses associated with a related party of $30.7 million and $27.1 million during the three months ended June 30, 2024 and 2023, respectively. Premiums retained by agents includes expenses associated with a related party of $58.2 million and $51.2 million during the six months ended June 30, 2024 and 2023, respectively (see Note 11).

Doma Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net loss	$(20,397)	$(35,877)	$(40,948)	$(78,000)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale debt securities, net of tax	153	(483)	231	(149)
Comprehensive loss	$(20,244)	$(36,360)	$(40,717)	$(78,149)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
(In thousands, except share information)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2023	13,165,919	$1	$577,515	$(494,787)	$(937)	$81,792
Exercise of stock options	16,120	—	182	—	—	182
Vesting of RSU awards	37,338	—	—	—	—	—
Stock-based compensation expense	—	—	5,697	—	—	5,697
Net loss	—	—	—	(42,123)	—	(42,123)
Other comprehensive income	—	—	—	—	334	334
Balance, March 31, 2023	13,219,377	$1	$583,394	$(536,910)	$(603)	$45,882
Exercise of stock options	2,569	—	1	—	—	1
Vesting of RSU awards	128,787	—	—	—	—	—
Stock-based compensation expense	—	—	1,130	—	—	1,130
Net loss	—	—	—	(35,877)	—	(35,877)
Other comprehensive loss	—	—	—	—	(483)	(483)
Balance, June 30, 2023	13,350,733	$1	$584,525	$(572,787)	$(1,086)	$10,653

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
(In thousands, except share information)	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2024	13,524,203	$1	$593,772	$(619,201)	$(483)	$(25,911)
Vesting of RSU awards	363,569	—	—	—	—	—
Stock-based compensation expense	—	—	4,703	—	—	4,703
Net loss	—	—	—	(20,551)	—	(20,551)
Other comprehensive income	—	—	—	—	78	78
Balance, March 31, 2024	13,887,772	$1	$598,475	$(639,752)	$(405)	$(41,681)
Vesting of RSU awards	187,033	—	(2,175)	—	—	(2,175)
Stock-based compensation expense	—	—	4,130	—	—	4,130
Net loss	—	—	—	(20,397)	—	(20,397)
Other comprehensive income	—	—	—	—	153	153
Balance, June 30, 2024	14,074,805	$1	$600,430	$(660,149)	$(252)	$(59,970)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Doma Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash flow from operating activities:
Net loss	$(40,948)	$(78,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - paid in kind	12,519	5,228
Depreciation and amortization	6,072	6,146
Stock-based compensation expense	8,833	6,827
Amortization of debt issuance costs and original issue discount	1,923	2,354
Provision for doubtful accounts (reduction for expected credit losses)	217	(116)
Deferred income taxes	(513)	294
Loss (gain) on disposal of fixed assets and title plants	(49)	796
Loss on sale of business	—	11,591
Gain on sale of title plant	—	(3,825)
Net amortization of premiums and accretion of discounts on fixed maturity securities	(214)	(495)
Change in fair value of Warrant and Sponsor Covered Shares liabilities	305	(123)
Long-lived asset impairment	—	1,471
Change in operating assets and liabilities, net of effects from sales of discontinued operations:
Trade and other receivables	813	6,994
Prepaid expenses, deposits and other assets	(2,444)	2,586
Lease right-of-use assets and lease liabilities	(1,621)	(1,147)
Accounts payable	2,839	(787)
Accrued expenses and other liabilities	(1,305)	(10,449)
Liability for loss and loss adjustments expenses	(6,881)	1,589
Net cash used in operating activities	$(20,454)	$(49,066)
Cash flow from investing activities:
Proceeds from calls and maturities of investments: Held-to-maturity	11,802	110,486
Proceeds from calls and maturities of investments: Available-for-sale	16,875	1,493
Proceeds from sales and principal repayments of investments: Mortgage loans	1	251
Proceeds from sale of business, net of costs to sell and working capital adjustments	—	6,765
Purchases of investments: Held-to-maturity	(1,072)	—
Purchases of investments: Available-for-sale	—	(61,464)
Proceeds from sales of fixed assets	—	90
Purchases of fixed assets	(2,829)	(5,610)
Proceeds from sale of title plants, net of costs to sell, and dividends from title plants	—	7,241
Net cash provided by investing activities	$24,777	$59,252
Cash flow from financing activities:
Exercise of stock options	—	183
Repayments on Loan and Security Agreement	—	(9,208)
Payment of debt issuance costs	(218)	—
Employee taxes paid on withholding shares	(2,175)	—
Net cash used in financing activities	$(2,393)	$(9,025)
Net change in cash and cash equivalents and restricted cash	1,930	1,161
Cash and cash equivalents and restricted cash at the beginning period	71,167	81,383
Cash and cash equivalents and restricted cash at the end of period	$73,097	$82,544
Supplemental cash flow disclosures:
Cash paid for interest	$—	$4,814
Supplemental disclosure of non-cash investing activities:
Unrealized gain (loss) on available-for-sale debt securities	$231	$(149)
Supplemental disclosure of non-cash financing activities:
Unpaid debt issuance costs	$1,204	$—

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

We had $73.1 million in cash and cash equivalents and restricted cash, $7.4 million in held-to-maturity debt securities, and $41.7 million in available-for-sale debt securities as of June 30, 2024. The restricted net assets of Doma Title Insurance, Inc. (“DTI”), our title insurance subsidiary, are a significant proportion of the Company’s consolidated net assets. DTI and our other insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Departments of Insurance of their respective states of domicile. As of December 31, 2023, $49.9 million of our statutory net assets are restricted from dividend payments without prior approval from the Departments of Insurance of their respective states of domicile. During 2024, our title insurance subsidiary could pay or make distributions to us of approximately $5.2 million, without prior approval. On April 26, 2024, the South Carolina Department of Insurance approved an extraordinary dividend of $17.5 million from Doma Title Insurance, Inc., our title insurance subsidiary, to the Company. Doma Title Insurance, Inc. paid the $17.5 million extraordinary dividend to the Company in the three months ended  June 30, 2024.

During our financial close and forecasting process for the year ended December 31, 2023, the Company identified conditions and events such as sustained cash outflows, operating losses and insufficient cash balances that, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern. However, that doubt was alleviated through management's plans, including the HSCM Fourth Amendment and the Senior Term Facility as defined in Note 8 "Debt." The Company believes its unrestricted assets and the additional funding provided by the HSCM Fourth Amendment and the Senior Term Facility will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report.

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

2.  Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated balance sheet as of  June 30, 2024 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, and condensed consolidated statements of changes in stockholders’ (deficit) equity for the three and six months ended June 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of  June 30, 2024 and its results of operations, including its comprehensive loss, and stockholders’ (deficit) equity for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2024. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes.

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

Trade and other receivables, net

Trade and other receivables include the following:

	June 30,	December 31,
	2024	2023
Trade receivables	$6,188	$9,170
Accrued net premiums written from Third-Party Agent referrals	2,376	2,418
Trade receivables, gross	$8,564	$11,588
Allowance for credit losses	(2,024)	(1,802)
Trade receivables, net	$6,540	$9,786
Local Sales Deferred Earnout receivable	12,086	12,497
Investment trade receivables	3,510	—
Miscellaneous other receivables	1,228	2,169
Other receivables	$16,824	$14,666
Trade and other receivables, net	$23,364	$24,452

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

Title plants

Title plants are carried at cost, with costs incurred to maintain, update and operate title plants expensed as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes the title plants for impairment when events or circumstances indicate that the carrying amount may not be recoverable. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. There were no impairments of title plants for the three and six months ended June 30, 2024 and 2023.

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

Effective January 1, 2024, the Company implemented the 2024 Excess of Loss Treaty. Under the 2024 Excess of Loss Treaty, we cede liability in two layers: 1) $10 million above the retention of $10 million up to a liability cap of $20.0 million for all policies and 2) $10 million above the retention of $20 million in losses up to a liability cap of $30.0 million for all policies. The 2024 Excess of Loss Treaty will be in place through June 30, 2025. Excess of loss reinsurance coverage protects the Company from a large loss from a single loss occurrence.

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

Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the three and six months ended June 30, 2024 and 2023.

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

Total premiums ceded in connection with reinsurance are netted against the written premiums in the condensed consolidated statements of operations. Gross premiums earned and ceded premiums are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross premiums earned	75,564	79,038	139,193	145,953
Ceded premiums	(156)	(76)	(272)	(221)
Net premiums earned	75,408	78,962	138,921	145,732
Percentage of amount net to gross	99.8%	99.9%	99.8%	99.8%

Income taxes

Our effective tax rate for the six months ended June 30, 2024 and 2023 was 1% and (1)%, respectively, as a result of a full valuation allowance recorded against the deferred tax assets. In determining the realizability of the net U.S. federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which we operate. As of  June 30, 2024 and December 31, 2023, the Company carried a valuation allowance against deferred tax assets as management believes it is more likely than not that the benefit of the net deferred tax assets covered by that valuation allowance will not be realized. A net deferred tax liability has been recorded as of June 30, 2024 and  December 31, 2023 of $0.1 million and $0.8 million, respectively, and is included in accrued expenses and other liabilities within the accompanying condensed consolidated balance sheets. Management reassesses the realization of the deferred tax assets each reporting period. The Company has approximately $0.2 million of pre-2018 federal net operating losses subject to expiration beginning in 2036. The remainder of the federal net operating losses have no expiration. The Company’s state net operating losses are subject to various expirations, beginning in 2030. The Company’s 2020 through 2023 tax years remain open to federal examinations. The Company’s 2019 through 2023 tax years remain open to state tax examinations. The Company believes that as of June 30, 2024 it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest and penalties accrued as of June 30, 2024.

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

Recently issued and adopted accounting pronouncements

No new accounting policies were recently issued and adopted in the three or six months ended June 30, 2024.

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

Immediately after the Closing Date, 53,026 shares of common stock held by the Sponsor became subject to vesting, contingent upon the price of Doma’s common stock, par value $0.0001 (“Doma common stock”) exceeding certain thresholds (the “Sponsor Covered Shares”). As of June 30, 2024, there were 14,074,805 and 0 shares of common stock and preferred stock issued and outstanding, which excludes the 53,026 of Sponsor Covered Shares. All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, and discussions, in this Quarterly Report, unless otherwise indicated.

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

Immediately after the Closing Date, 20% of the aggregate of our common stock held by certain investors (collectively, the “Sponsor”) became subject to vesting, contingent upon the price of our common stock exceeding certain thresholds. The Sponsor Covered Shares will vest in two tranches: (i) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $375.00 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date, and (ii) one-half of such shares shall vest if the last reported sale price of the common stock equals or exceeds $437.50 for any 20 trading days within any 30-day trading period ending on or before the tenth anniversary of the Closing Date. The Sponsor is also entitled to the Sponsor Covered Shares if a covered strategic transaction or change in control, as defined by the sponsor support agreement dated as of March 2, 2021 (the “Sponsor Support Agreement”) by and among the sponsors named thereto, Capitol and Old Doma, occurs prior to the ten (10)-year anniversary of the Closing Date. As of June 30, 2024, the Sponsor Covered Shares were legally outstanding; however, since none of the conditions were met, no related shares are included in the Company's condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ deficit or for the purposes of calculating earnings per share.

Also following the Closing Date, the Sellers have the contingent right to receive up to an additional number of shares equal to 5% of the sum of (i) the aggregate number of outstanding shares of our common stock (including restricted common stock, but excluding Sponsor Covered Shares), plus (ii) the maximum number of shares underlying our options that are vested and the maximum number of shares underlying warrants to purchase shares of Doma common stock issued as replacement warrants for Old Doma warrants, in each case of these clauses (i) and (ii), as of immediately following the Closing Date (the “Seller Earnout Shares”). The Seller Earnout Shares are contingently issuable to the Sellers in two tranches: (i) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $375.00 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date, and (ii) one-half of such shares shall be issued if the last reported sale price of the common stock equals or exceeds $437.50 for any 20 trading days within any 30-day trading period ending on or before the fifth anniversary of the Closing Date. Since none of the conditions of the Seller Earnout Shares were met as of June 30, 2024, no related shares are included in the Company’s condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ deficit as of June 30, 2024 or for purposes of calculating earnings per share.

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

The Deferred Earnout is recorded in trade and other receivables in the condensed consolidated balance sheets. The fair value of the Deferred Earnout is based on the specified employees hired by WFG or an affiliate of WFG after the WFG Sale Closing Date that were retained through the 12-month anniversary of the WFG Sale Closing Date, a level 3 input. During the three and six months ended June 30, 2024, we recognized $0.6 million and $0.4 million of net losses, respectively, in our condensed consolidated statement of operations primarily related to changes in retention assumptions on the WFG Deferred Payment and partially offset by the accretion of the discount recorded for the Deferred Earnout.

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

The stockholders of the Company will be asked to vote on the adoption of the Merger Agreement and the Merger at a stockholder meeting that will be held on  August 27, 2024. The consummation of the Merger is not subject to a financing condition, but is subject to certain conditions to Closing, including (i) approval of the Company’s Disinterested Stockholders, (ii) consent, approval or authorization from relevant insurance regulatory agencies without the imposition of a Burdensome Condition, (iii) absence of any order or injunction prohibiting the consummation of the Merger, (iv) subject in certain cases to customary materiality qualifiers, the accuracy of the representations and warranties contained in the Merger Agreement and compliance with the covenants contained in the Merger Agreement, (v) no Company Material Adverse Effect having occurred since the date of the Merger Agreement that is continuing, (vi) the completion of certain specified transactions as contemplated by the Merger Agreement, (vii) the repayment of the Company’s outstanding indebtedness with Hudson pursuant to the terms described below and (viii) the investment by Len FW (defined below) into Topco.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to conduct its businesses in the ordinary course between the execution and completion of the Merger Agreement, not to engage in certain kinds of transactions during such period (including payment of dividends outside of the ordinary course or as otherwise permitted under the Merger Agreement), to convene and hold a meeting of its stockholders to consider and vote upon the Merger, to cooperate with Parent in connection with obtaining financing for the transaction, to implement the reorganization of certain assets and liabilities of the Company relating to its technology solutions into a newly formed or selected subsidiary of the Company, to use reasonable best efforts to obtain regulatory consents, and, subject to certain customary exceptions, for the Company Board to recommend that its stockholders approve and adopt the Merger Agreement. The Merger Agreement also contains customary representations, warranties and covenants of Parent and Merger Sub, including a covenant to use reasonable best efforts to obtain the debt financing described below. The Merger Agreement contains a 50-day “go-shop” provision (which by its terms expired on May 17, 2024) that allowed the Company to, among other things, solicit, initiate, propose, induce, encourage, or facilitate discussions or negotiations with respect to Acquisition Proposals (as defined in the Merger Agreement). The Company has ceased such activities, and is subject to a customary “no-shop” provision that restricts the Company’s ability to, among other things, solicit Acquisition Proposals from third parties and to provide non-public information to, and engage in discussions or negotiations with, third parties regarding Acquisition Proposals after the “go-shop” period. The “no-shop” provision allows the Company, under certain circumstances and in compliance with certain obligations set forth in the Merger Agreement, to provide non-public information to any person and its representatives that has made a bona fide Acquisition Proposal that either constitutes, or would reasonably be expected to lead to, an Acquisition Proposal.

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

As of June 30, 2024, the estimated transaction costs directly attributable to the Merger are approximately $5.6 million, of which $1.0 million have been paid, consisting of advisory, legal, and other professional fees. Certain transaction costs totaling $5.0 million were deferred and are recorded in the prepaid expenses, deposits and other assets line in the condensed consolidated balance sheet.

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

4.  Investments and fair value measurements

Held-to-maturity debt securities

The cost basis, fair values and gross unrealized gains and losses of our held-to-maturity debt securities are as follows:

	June 30, 2024				December 31, 2023
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate debt securities(1)	$3,961	$—	$(108)	$3,853	$13,786	$—	$(400)	$13,386
U.S. Treasury securities	3,051	—	(31)	3,020	4,081	3	(37)	4,047
Certificates of deposit	438	—	—	438	437	—	—	437
Total	7,450	—	(139)	7,311	18,304	3	(437)	17,870
Allowance for credit losses	(5)	—	—	(5)	(125)	—	—	(125)
Total, net of allowance for credit losses	$7,445	$—	$(139)	$7,306	$18,179	$3	$(437)	$17,745

(1) Includes both U.S. and foreign corporate debt securities.

The cost basis of held-to-maturity debt securities includes an adjustment for the amortization of premium or discount since the date of purchase. Held-to-maturity debt securities valued at approximately $2.3 million and $2.4 million were on deposit with various governmental authorities at June 30, 2024 and December 31, 2023, respectively, as required by law.

The change in net unrealized gains and losses on held-to-maturity debt securities for the six months ended June 30, 2024 and 2023 was $0.3 million and $0.7 million, respectively.

Net realized gains of held-to-maturity debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.

The following table presents certain information regarding contractual maturities of our held-to-maturity debt securities:

	June 30, 2024
Maturity		% of		% of
	Amortized Cost	Total	Fair Value	Total
One year or less	$3,781	51%	$3,753	51%
After one year through five years	3,669	49%	3,558	49%
Total	$7,450	100%	$7,311	100%

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

Net unrealized losses on held-to-maturity debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	June 30, 2024			December 31, 2023
	Corporate	U.S.		Corporate	U.S.
	debt	Treasury		debt	Treasury
	securities	securities	Total	securities	securities	Total
Less than 12 months
Fair value	$—	$—	$—	$—	$999	$999
Unrealized losses	$—	$—	$—	$—	$(3)	$(3)
Greater than 12 months
Fair value	$2,914	$1,709	$4,623	$13,386	$1,736	$15,122
Unrealized losses	$(108)	$(31)	$(139)	$(400)	$(34)	$(434)
Total
Fair value	$2,914	$1,709	$4,623	$13,386	$2,735	$16,121
Unrealized losses	$(108)	$(31)	$(139)	$(400)	$(37)	$(437)

We believe that any unrealized losses on our held-to-maturity debt securities at June 30, 2024 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

Under the CECL model, the Company recognizes credit losses for its held-to-maturity debt securities by setting up an allowance which is remeasured each reporting period, with changes in the allowance recorded in the condensed consolidated statements of operations. The Company establishes an allowance for credit losses based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as credit agency ratings and payment and default history. As of June 30, 2024, credit agency ratings on our U.S. Treasury and corporate debt securities ranged from AAA through Baa3.

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

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2024	$125
Current-period reduction for expected credit losses	(120)
Ending balance of the allowance for credit losses, June 30, 2024	$5

Rollforward of Credit Loss Allowance for Held-to-Maturity Debt Securities
Beginning balance, January 1, 2023	$440
Current-period reduction for expected credit losses	(186)
Ending balance of the allowance for credit losses, June 30, 2023	$254

There were neither charges against the allowance nor recoveries of previously written off amounts for the six months ended June 30, 2024 and 2023. The current-period reduction for expected credit losses is due to changes in portfolio composition and the maturity of certain securities.

Available-for-sale debt securities

The cost basis, fair values and gross unrealized gains and losses of our available-for-sale debt securities are as follows:

	June 30, 2024				December 31, 2023
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate debt securities(1)	$23,285	$2	$(137)	$23,150	$26,136	$—	$(203)	$25,933
U.S. Treasury securities	17,177		(107)	17,070	30,878	—	(263)	30,615
Foreign government securities	1,516		(9)	1,507	1,502	—	(18)	1,484
Total	$41,978	$2	$(253)	$41,727	$58,516	$—	$(484)	$58,032

(1)	Includes both U.S. and foreign corporate debt securities.

The cost basis of available-for-sale debt securities includes an adjustment for the amortization of premium or discount since the date of purchase.

The change in net unrealized gains on available-for-sale debt securities for the six months ended June 30, 2024 and 2023 was $0.2 million and $(0.2) million, respectively. Any unrealized holding gains or losses on available-for-sale debt securities as of June 30, 2024 are reported as accumulated other comprehensive gain or loss, which is a separate component of stockholders’ deficit, net of tax, until realized.

Net realized gains on disposition of available-for-sale debt securities are computed using the specific identification method and are included in the condensed consolidated statements of operations.

The following table presents certain information regarding contractual maturities of our available-for-sale debt securities:

Maturity	June 30, 2024
		% of		% of
	Amortized Cost	Total	Fair Value	Total
One year or less	$40,237	96%	$40,002	96%
After one year through five years	1,741	4%	1,725	4%
Total	$41,978	100%	$41,727	100%

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

Net unrealized losses on available-for-sale debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	June 30, 2024				December 31, 2023
	Corporate	U.S.	Foreign		Corporate	U.S.	Foreign
	debt	Treasury	government		debt	Treasury	government
	securities	securities	securities	Total	securities	securities	securities	Total
Less than 12 months
Fair value	$1,725	$—	$—	$1,725	$8,810	$1,953	$—	$10,763
Unrealized losses	$(16)	$—	$—	$(16)	$(25)	$(9)	$—	$(34)
Greater than 12 months
Fair value	$19,926	$17,069	$1,507	$38,502	$17,214	$28,662	$1,484	$47,360
Unrealized losses	$(121)	$(107)	$(9)	$(237)	$(178)	$(254)	$(18)	$(450)
Total
Fair value	$21,651	$17,069	$1,507	$40,227	$26,024	$30,615	$1,484	$58,123
Unrealized losses	$(137)	$(107)	$(9)	$(253)	$(203)	$(263)	$(18)	$(484)

We believe that any unrealized losses on our available-for-sale debt securities at June 30, 2024 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

As of June 30, 2024, the Company did not have an allowance for credit losses for available-for-sale debt securities.

Mortgage loans

The mortgage loan portfolio as of June 30, 2024 is comprised entirely of single-family residential mortgage loans. During the six months ended June 30, 2024, the Company did not purchase any new mortgage loans.

Mortgage loans, which include contractual terms to maturity of thirty years, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

The cost and estimated fair value of mortgage loans are as follows:

	June 30, 2024		December 31, 2023
		Estimated Fair		Estimated Fair
	Cost	Value	Cost	Value
Mortgage loans	$45	$45	$45	$45
Total	$45	$45	$45	$45

Investment income

Investment income from securities consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Available-for-sale debt securities	$427	$536	$925	$1,067
Held-to-maturity debt securities	(2)	525	144	1,282
Mortgage loans	—	1	1	4
Other	254	300	619	432
Total	$679	$1,362	$1,689	$2,785

Accrued interest receivable

Accrued interest receivable from investments is included in trade and other receivables, net in the condensed consolidated balance sheets. The following table reflects the composition of accrued interest receivable for investments:

	June 30, 2024	December 31, 2023
Corporate debt securities	$238	$423
U.S. Treasury securities	214	262
Foreign government securities	5	5
Certificates of deposit	1	—
Accrued interest receivable on investment securities	$458	$690

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

	Assets
	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Held-to-maturity:
Corporate debt securities	$—	$3,853	$—	$3,853	$—	$13,386	$—	$13,386
U.S. Treasury securities	3,020	—	—	3,020	4,047	—	—	4,047
Certificate of deposits	—	438	—	438	—	437	—	437
Total held-to-maturity debt securities	$3,020	$4,291	$—	$7,311	$4,047	$13,823	$—	$17,870

Available-for-sale:
Corporate debt securities	$—	$23,150	$—	$23,150	$—	$25,933	$—	$25,933
U.S. Treasury securities	17,070	—	—	17,070	30,615	—	—	30,615
Foreign government securities	—	1,507	—	1,507	—	1,484	—	1,484
Total available-for-sale debt securities	$17,070	$24,657	$—	$41,727	$30,615	$27,417	$—	$58,032

Mortgage loans	$—	$—	$45	$45	$—	$—	$45	$45

Total	$20,090	$28,948	$45	$49,083	$34,662	$41,240	$45	$75,947

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

The Company’s liabilities in the following table are recorded at fair value on the accompanying condensed consolidated balance sheets. The following table summarizes the Company’s liabilities measured at fair value:

	Liabilities
	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Public Warrants	$61	$—	$—	$61	$17	$—	$—	$17
Private Placement Warrants	—	31	—	31	—	9	—	9
Sponsor Covered Shares	—	—	325	325	—	—	86	86
Total	$61	$31	$325	$417	$17	$9	$86	$112

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

The fair value of the Sponsor Covered Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential stock price outcomes on a daily basis over the original 10-year vesting period. The unobservable significant inputs to the valuation model were as follows:

June 30,
2024
Current stock price	$6.07
Expected volatility	65.0%
Risk-free interest rate	4.4%
Expected term (years)	7.1
Expected dividend yield	—%

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

Sponsor Covered Shares
Fair value as of December 31, 2023	$86
Change in fair value of Sponsor Covered Shares	239
Fair value as of June 30, 2024	$325

Sponsor Covered Shares
Fair value as of December 31, 2022	$219
Change in fair value of Sponsor Covered Shares	(123)
Fair value as of June 30, 2023	$96

Local Sales Deferred Earnout
Fair value as of December 31, 2023	$12,497
Accretion of discount	630
Change in assumptions	(1,041)
Fair value as of June 30, 2024	$12,086

There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2024 and the year ended December 31, 2023. There were no transfers involving Level 3 assets or liabilities during the six months ended June 30, 2024 and the year ended December 31, 2023.

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

5.  Revenue recognition

Disaggregation of revenue

Our revenue consists of:

			Three Months Ended		Six Months Ended
			June 30,		June 30,
			2024	2023	2024	2023
Revenue Stream	Statements of Operations Classification	Segment	Total Revenue		Total Revenue
Revenue from insurance contracts:
Direct Agents title insurance premiums	Net premiums written	Underwriting	$187	$8,261	$436	$15,176
Third-Party Agent title insurance premiums	Net premiums written	Underwriting	75,221	70,701	138,485	130,556
Total revenue from insurance contracts			$75,408	$78,962	$138,921	$145,732
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Corporate and Other	$194	$213	$365	$551
Other title-related fees and income	Escrow, title-related and other fees	Corporate and Other	496	313	1,361	855
Other title-related fees and income	Escrow, title-related and other fees	Underwriting	389	595	882	1,160
Other title-related fees and income	Escrow, title-related and other fees	Elimination(1)	(157)	(323)	(615)	(804)
Total revenue from contracts with customers			$922	$798	$1,993	$1,762
Other revenue:
Interest and investment income (2)	Investment, dividend and other income	Corporate and Other	$142	$437	$214	$958
Interest and investment income (2)	Investment, dividend and other income	Underwriting	1,170	1,219	2,579	2,137
Realized gains and losses, net	Investment, dividend and other income	Corporate and Other	118	(144)	120	(503)
Realized gains and losses, net	Investment, dividend and other income	Underwriting	(114)	7	(114)	5
Total other revenues			$1,316	$1,519	$2,799	$2,597
Total revenues			$77,646	$81,279	$143,713	$150,091

(1)

Premiums retained by Direct Agents are recognized as income to the Corporate and Other segment, and expense to the Underwriting segment. Upon consolidation, the impact of these internal segment transactions from continuing operations is eliminated. See Note 7. Segment information for additional breakdown.

(2)	Interest and investment income consists primarily of interest payments received on held-to-maturity debt securities, available-for-sale debt securities and mortgage loans.

6.  Liability for loss and loss adjustment expenses

A summary of the changes in the liability for loss and loss adjustment expenses for the six months ending  June 30, 2024 and 2023 is as follows:

	June 30, 2024
	2024	2023
Balance at the beginning of the year	$81,894	$81,873

Provision for claims related to:
Current year	$6,471	$7,483
Prior years	(4,558)	1,134
Total provision for claims	$1,913	$8,617

Paid losses related to:
Current year	$(742)	$(178)
Prior years	(8,248)	(6,921)
Total paid losses	$(8,990)	$(7,099)

Balance at the end of the period	$74,817	$83,391

Provision for claims as a percentage of net written premiums	1.4%	5.9%

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

For the six months ended June 30, 2024, the prior year’s provision for claims release of $4.6 million is due to reported loss emergence which was lower than expected. Historically, this favorable loss experience has resulted in a decrease in the projection of ultimate loss for past policy years. Most recently, our favorable loss experience resulted in a decrease in the projection of ultimate loss for policy years 2022, 2021 and 2020. For the six months ended June 30, 2023, the prior year’s provision for claims increase of $1.1 million is due to reported loss emergence which was higher than expected, primarily from the 2016 and 2022 policy years. This was the result of a small number of more severe claims reported in 2023, most of which related to underwriting related activities. The actuarial assumptions underlying the Company’s selected ultimate loss estimates place more consideration on title insurance industry benchmarks for more recent policy years. These title insurance benchmarks are based on industry long-term average loss ratios. As the Company’s claims experience matures, we refine those estimates to put more consideration to the Company’s actual claims experience. For the six months ended June 30, 2024, the Company’s actual claims experience reflects a lower loss ratio than industry benchmarks from a current positive underwriting cycle and resulted in the favorable development.

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

The following table summarizes the operating results from continuing operations of the Company’s reportable segments:

	Three Months Ended June 30, 2024
	Underwriting	Corporate and Other	Eliminations	Consolidated total
Net premiums written	75,408	$—	$—	$75,408
Escrow, other title-related fees and other (1)	389	690	(157)	922
Investment, dividend and other income	1,056	260	—	1,316
Total revenue	$76,853	$950	$(157)	$77,646

Premiums retained by agents (2)	$62,329	$—	$(157)	$62,172
Direct labor (3)	2,795	353	—	3,148
Other direct costs (4)	2,693	319	—	3,012
Provision for claims	1,175	8	—	1,183
Adjusted gross profit	$7,861	$270	$—	$8,131

	Six Months Ended June 30, 2024
	Underwriting	Corporate and Other	Eliminations	Consolidated total
Net premiums written	$138,921	$—	$—	$138,921
Escrow, other title-related fees and other (1)	882	1,726	(615)	1,993
Investment, dividend and other income	2,465	334	—	2,799
Total revenue	$142,268	$2,060	$(615)	$143,713

Premiums retained by agents (2)	$115,178	$—	$(615)	$114,563
Direct labor (3)	5,797	765	—	6,562
Other direct costs (4)	4,712	739	—	5,451
Provision for claims	1,931	(18)	—	1,913
Adjusted gross profit	$14,650	$574	$—	$15,224

	Three Months Ended June 30, 2023
	Underwriting	Corporate and Other	Eliminations	Consolidated total
Net premiums written	$78,962	$—	$—	$78,962
Escrow, other title-related fees and other (1)	595	526	(323)	798
Investment, dividend and other income	1,226	293	—	1,519
Total revenue	$80,783	$819	$(323)	$81,279

Premiums retained by agents (2)	$65,093	$—	$(323)	$64,770
Direct labor (3)	2,886	441	—	3,327
Other direct costs (4)	2,609	362	—	2,971
Provision for claims	5,328	2	—	5,330
Adjusted gross profit	$4,867	$14	$—	$4,881

	Six Months Ended June 30, 2023
	Underwriting	Corporate and Other	Eliminations	Consolidated total
Net premiums written	$145,732	$—	$—	$145,732
Escrow, other title-related fees and other (1)	1,160	1,406	(804)	1,762
Investment, dividend and other income	2,142	455	—	2,597
Total revenue	$149,034	$1,861	$(804)	$150,091

Premiums retained by agents (2)	$120,111	$—	$(804)	$119,307
Direct labor (3)	5,773	1,362	—	7,135
Other direct costs (4)	4,414	774	—	5,188
Provision for claims	8,488	129	—	8,617
Adjusted gross profit	$10,248	$(404)	$—	$9,844

(1)	Includes fee income from closings, escrow, title exams, ceding commission income, as well as premiums retained by Direct Agents.
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

The following table provides a reconciliation of the Company’s total reportable segments’ adjusted gross profit to its total loss from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted gross profit	$8,131	$4,881	$15,224	$9,844
Depreciation and amortization	3,075	2,909	6,060	5,771
Other indirect expenses (1)	16,104	20,715	33,347	49,937
Long-lived asset impairment	—	441	—	441
Change in fair value of Warrant and Sponsor Covered Shares liabilities	66	(108)	305	(123)
Interest expense	7,838	5,021	14,442	8,992
Loss from continuing operations before income taxes	$(18,952)	$(24,097)	$(38,930)	$(55,174)

(1)

Includes other indirect costs not allocated to segments including corporate support function costs, such as legal, finance, human resources, technology support and certain other indirect operating expenses, such as sales and management payroll, and incentive related expenses.

As of  June 30, 2024 and  December 31, 2023, the Underwriting segment had allocated goodwill of $23.4 million. There were no additions from acquisitions, impairments or adjustments to goodwill resulting from prior year acquisitions in either segment for the three and six months ended June 30, 2024. There were no additions from acquisitions, impairments or adjustments to goodwill resulting from prior year acquisitions in either segment for the three and six months ended June 30, 2023. Accumulated impairment losses to goodwill were $65.2 million as of June 30, 2024 which represents goodwill impairment related to discontinued operations.

8.  Debt

Loan and Security Agreement

On December 31, 2020, Old Doma executed a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”), providing for a $150.0 million senior secured term loan (“Loan and Security Agreement”) that was funded by the lenders, which are affiliates of HSCM, on January 29, 2021 (“Funding Date”). The Loan and Security Agreement matures five years from the Funding Date. Under the agreement, the Loan and Security Agreement will bear interest of 11.25% per annum, 5.0% of which will be paid on a current cash basis and the remainder to accrue and be added to the outstanding principal balance. Interest shall be compounded quarterly. If at any time Old Doma (now known as States Title) is in an event of default under the Loan and Security Agreement, outstanding amounts shall bear interest at the default interest rate of 15.00%. Upon funding, Old Doma issued penny warrants to affiliates of HSCM equal to 1.35% of Old Doma’s fully diluted shares. The warrants were net exercised on the Closing Date and such affiliates of HSCM received the right to receive approximately 0.2 million shares of our common stock. The Loan and Security Agreement was secured by a first-priority pledge and security interest in substantially all of the assets (tangible and intangible) of our wholly owned subsidiary States Title (which represent substantially all of our assets) and any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). States Title is subject to customary affirmative, negative and financial covenants, including, among other things, minimum liquidity of $20.0 million (as of the last day of any month), minimum consolidated annual revenue of $130.0 million, limits on the incurrence of indebtedness, restrictions on asset sales outside the ordinary course of business and material acquisitions, limitations on dividends and other restricted payments. States Title was in compliance with the Loan and Security Agreement covenants as of June 30, 2024. The Loan and Security Agreement also includes customary events of default for facilities of this type and provides that, if an event of default occurs and is continuing, the Loan and Security Agreement will amortize requiring regular payments on a straight-line basis over the subsequent 24-month calendar period, but not to extend beyond the maturity date.

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

States Title is permitted to incur indebtedness under the Senior Term Facility (as defined below) which indebtedness shall be senior in respect of payment and liens to the obligations under the Company Loan Agreement.

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

The estimated fair value of the Company Loan Agreement at June 30, 2024 was $142.0 million. No active or observable market exists for the Company Loan Agreement and, as a result, this is a Level 3 fair value measurement. Therefore, the estimated fair value of the Company Loan Agreement is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.

Topco Commitment Letter

As previously announced by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2024, on March 28, 2024, States Title, a subsidiary of the Company, and Topco entered into a commitment letter (the “Topco Commitment Letter”), pursuant to which Topco committed to provide a $35 million senior secured delayed draw term loan facility to States Title.

On April 30, 2024, pursuant to the Topco Commitment Letter, States Title and certain of its subsidiaries entered into a senior loan and security agreement with the lenders party thereto and Alter Domus (US) LLC as administrative agent and collateral agent (“Senior Loan Agreement”). Pursuant to the Senior Loan Agreement, the lenders party thereto have committed, on a several basis, to provide States Title with a $22.5 million senior secured delayed draw term loan facility (the “Senior Term Facility”) (with certain subsidiaries of States Title guaranteeing the obligations thereunder).

The Senior Term Facility will have two tranches: (a) up to $12.5 million will be available to be drawn in up to three draws (each draw being for at least $5 million) between closing of the Senior Term Facility and December 31, 2024 and (b) up to $10 million will be available to be drawn in a single draw between January 1, 2025 and June 30, 2025, each tranche being subject to commitment reductions as set forth in the senior loan and security agreement. Each loan made under the Senior Term Facility will mature three years after it is drawn.

The Senior Term Facility will be secured by a first priority lien on substantially all of the assets of States Title and the guarantors (subject to customary exceptions), senior to all existing and future liens securing debt for borrowed money (including the liens securing the obligations under the Loan and Security Agreement dated as of December 31, 2020 (as amended, including pursuant to the Sixth Amendment referred to below, the “Subordinated Loan Agreement”) by and among States Title and certain of its subsidiaries, the lenders party thereto and Hudson Structured Capital Management Ltd. as administrative agent and collateral agent (“HSCM”)) and will be senior in right of payment to all existing and future debt for borrowed money (including the Subordinated Loan Agreement), in each case, subject to certain exceptions. The terms of the subordination of the Subordinated Loan Agreement are set forth in an intercreditor and subordination agreement (the “Subordination Agreement”) and include certain prohibitions on the exercise of remedies by the lenders under the Subordinated Loan Agreement.

Interest on each loan will accrue at a rate of Term SOFR (subject to a 1.0% floor) plus 9.0% per annum and will be payable in arrears in kind on the last day of each interest period. The Senior Term Facility will include an undrawn fee of 5.0% per annum on all undrawn commitments, payable quarterly in cash, and an upfront fee of 3.0% of the commitments in respect of the Senior Term Facility as of the date of the Senior Loan Agreement (which upfront fee is reduced to 2.0% for any commitments that are terminated within 30 days after the date of the Senior Loan Agreement), payable upon the funding or termination of such commitments. Prepayments of the Senior Term Facility (subject to certain exceptions) will be subject to customary prepayment premiums. The Senior Term Facility will also include certain information rights and other customary covenants (including affirmative, negative and financial covenants) and mandatory prepayment provisions. States Title was in compliance with the Senior Loan Agreement covenants as of June 30, 2024.

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

As of June 30, 2024, the Company has not drawn on the Senior Term Facility.

As of June 30, 2024, the Company incurred $1.4 million of specific incremental costs directly attributed to the issuance and fees of the Senior Term Facility, of which $0.2 million has been paid. As of June 30, 2024, prior to funding on the Senior Term Facility, the incremental costs were deferred and are recorded in the prepaid expenses, deposits and other assets line in the condensed consolidated balance sheet.

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

In May 2023, the compensation committee of the Company's board of directors approved modifications to the vesting conditions and exercise periods of outstanding equity compensation awards held by certain of the Company's then-current employees who became employees of WFG in the WFG Asset Sale. These modifications became effective upon acceptance of employment with WFG. Pursuant to such modifications, the options and RSUs held by WFG employees vest on May 20, 2024; provided that employment with WFG does not terminate prior to such date. These modified awards vest based on conditions that are not classified as a service, market or performance condition, and as a result, such awards are classified as a liability. In accordance with ASC 718, "Compensation - Stock Compensation," stock-based compensation expense of $2.2 million previously incurred on the original awards was reversed in the personnel costs line in the consolidated statements of operations in the second quarter of 2023. The modified awards vested and were issued on May 20, 2024. As such, the Company extinguished the liability for the modified awards as of the issuance date.

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

Stock-based compensation expense for the three months ended June 30, 2024 and 2023 was $3.8 million and $2.8 million, respectively. Stock-based compensation expense for the six months ended June 30, 2024 and 2023 was $8.5 million and $7.8 million, respectively.

Stock options (ISO and NSO)

During the six months ended June 30, 2024, the Company had the following stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Life	Intrinsic
	Stock Options	Price ($)	(In years)	Value ($)

Outstanding as of December 31, 2023	402,028	$14.08	5.62	$54
Granted	—	—	—
Exercised	—	—	—
Cancelled or forfeited	(12,641)	17.67	—
Outstanding as of June 30, 2024	389,387	$13.96	5.29	$75

Options exercisable as of June 30, 2024	383,182	$13.90	5.27	$75

As of June 30, 2024, there was $0.8 million of stock-based compensation expense that had yet to be recognized related to nonvested stock option grants.

RSAs, RSUs and PRSUs

During the six months ended June 30, 2024, the Company had the following non-vested RSA, RSU and PRSU activity:

	Number of	Average
	RSAs, RSUs	Grant Date
	and PRSUs	Fair Value ($)
Non-vested at December 31, 2023	1,807,329	$18.59
Granted	11,780	4.49
Vested	(812,009)	16.17
Adjustment for PRSUs expected to vest	—	—
Cancelled or Forfeited	(25,591)	38.08
Non-vested at June 30, 2024	981,509	$19.91

As of June 30, 2024, there was $17.3 million of stock-based compensation expense that had yet to be recognized related to nonvested RSAs, RSUs and PRSUs.

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

Stock price at issuance	$23.00
Expected volatility	75.0%
Risk-free interest rate	3.14%
Expected term	3.9
Expected dividend yield	—%

During the six months ended June 30, 2024, the Company had the following non-vested market-based award activity:

	Number of	Average
	Market-based	Grant Date
	awards	Fair Value ($)
Non-vested at December 31, 2023	97,413	$7.92
Granted	—	—
Vested	—	—
Cancelled or Forfeited	—	—
Non-vested at June 30, 2024	97,413	$7.92

As of June 30, 2024, there was $0.2 million of stock-based compensation expense that had yet to be recognized related to nonvested market-based awards.

10.  Earnings per share

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss from continuing operations	$(19,008)	$(24,253)	$(38,482)	$(55,486)

Denominator
Weighted-average common shares – basic and diluted	13,992,669	13,324,215	13,864,422	13,259,894

Net loss from continuing operations per share - basic and diluted	$(1.36)	$(1.82)	$(2.78)	$(4.18)
Net loss from discontinued operations per share - basic and diluted	$(0.10)	$(0.87)	$(0.18)	$(1.70)
Net loss per share attributable to stockholders - basic and diluted	$(1.46)	$(2.69)	$(2.95)	$(5.88)

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

	As of June 30,
	2024	2023
Outstanding stock options	389,387	486,540
Warrants for common and preferred stock	693,333	693,333
RSA’s, RSU’s and PRSU’s	981,509	1,322,446
Market-based awards	97,413	97,413
Sponsor Covered Shares and Seller Earnout Shares	686,190	702,787
Total antidilutive securities	2,847,832	3,302,519

11.  Related party transactions

Equity held by Lennar

In connection with the North American Title Acquisition, subsidiaries of Lennar were granted equity in the Company. As of June 30, 2024, Lennar, through its subsidiaries, held 23.4% of the Company on a fully diluted basis.

Transactions with Lennar

In the routine course of its business, Doma Title Insurance, Inc. (“DTI”) underwrites title insurance policies for a subsidiary of Lennar. The Company recorded the following revenues and premiums retained by agents from these transactions, which are included within our Underwriting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$37,981	$33,508	$72,112	$63,486
Premiums retained by agents	30,667	27,106	58,190	51,201

	June 30, 2024	December 31, 2023
Net receivables	$3,970	$7,153

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

The Company has received demand letters (“Disclosure Demands”) from eleven purported stockholders of the Company (the “Disclosure Stockholders”), alleging that the definitive proxy statement filed by the Company in connection with the Merger (the “Proxy Statement”) omits material information in violation of applicable laws and demanding that the Company issue supplemental corrective disclosure. The Company believes the allegations asserted in the Disclosure Demands are without merit. No claims for damages have been made in the Disclosure Demands. The Company has determined that any potential liabilities related to the Disclosure Demands are not considered reasonably estimable at this time.

Commitments and other contingencies

The Company also administers escrow deposits as a service to customers, a substantial portion of which are held at third-party financial institutions. These escrow deposits amounted to $3.6 million and $11.0 million at June 30, 2024 and December 31, 2023, respectively. Such deposits are not reflected in the condensed consolidated balance sheets, but the Company could be contingently liable for them under certain circumstances (for example, if the Company disposes of escrowed assets). Such contingent liabilities have not materially impacted the results of operations or financial condition to date and are not expected to do so in the future.

See Note 17 in our condensed consolidated financial statements for information on our operating lease obligations.

13.  Accrued expenses and other liabilities

Accrued expenses and other liabilities include the following:

	June 30,	December 31,
	2024	2023
Employee benefits and compensation	$2,887	$3,431
Contract terminations	2,451	3,460
Merger transaction costs	1,516	—
Premium taxes	1,765	2,700
Other	3,143	3,109
Total accrued expenses and other liabilities	$11,762	$12,700

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

In the three months ended  June 30, 2024 and 2023, forfeited stock-based compensation associated with the Reduction Plans was $0.0 million and $1.5 million, respectively. In the six months ended June 30, 2024 and 2023, forfeited stock-based compensation associated with the Reduction Plans was $0.0 million and $2.3 million, respectively. The charges incurred and forfeited stock-based compensation associated with the Reduction Plans primarily relate to the Company’s Corporate and Other reportable segment.

Contract terminations

Associated with the Company’s Reduction Plans and vendor management initiatives during the years ended December 31, 2023 and 2022, the Company recorded $1.3 million and $5.2 million, respectively, in accelerated contract charges related to contracts that will continue to be incurred for the contracts’ remaining terms without economic benefit to the Company. These contract termination charges were recorded in other operating expenses in the consolidated statements of operations. There were no accelerated contract charges recorded during the three or six months ended June 30, 2024 or 2023. As of June 30, 2024, total accrued liabilities related to these accelerated contract charges were $2.5 million.

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

For the three months ended June 30, 2024 and 2023, the Company made contributions for the benefit of employees of $0.2 million and $0.3 million, respectively, to the Retirement Savings Plan. For the six months ended June 30, 2024 and 2023, the Company made contributions for the benefit of employees of $0.2 million and $0.7 million, respectively, to the Retirement Savings Plan.

15.  Research and development

For the three and six months ended June 30, 2024 and 2023, the Company recorded the following related to research and development expenses and capitalized internally developed software costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses incurred	$743	$2,127	$1,780	$3,354
Capitalized internally developed software costs	1,340	2,077	2,824	4,736
Research and development spend, inclusive of capitalized internally developed software cost	$2,083	$4,204	$4,604	$8,090

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

On September 3, 2021, the Company filed a Registration Statement on Form S-1 (No. 333-258942), as amended, with the SEC (which was declared effective on September 8, 2021; and the Company subsequently filed a post-effective amendment thereto, which was declared effective on March 30, 2022), which related to, among other things, the issuance of an aggregate of up to 693,333 shares of common stock issuable upon the exercise of the Warrants. As of June 30, 2024 and December 31, 2023, the aggregate values of the Public Warrants were $0.1 million and $0.0 million, respectively, representing Public Warrants outstanding to purchase 460,000 shares of our common stock. As of June 30, 2024 and December 31, 2023, the aggregate values of the Private Warrants were $0.0 million and $0.0 million, respectively, representing Private Warrants outstanding to purchase 233,333 shares of our common stock. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrants and Sponsor Covered Shares liabilities in the condensed consolidated statements of operations.

17. Leases

The Company has operating leases consisting of office space and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of June 30, 2024, we have leases with remaining terms of 1 month to 4 years, some of which may include no options for renewal and others with options to extend the lease terms from 1 year to 5 years. The components of our operating leases were as follows:

	Six Months Ended June 30,
	2024	2023
Components of lease expense:
Operating lease expense	$1,175	$1,191
Less sublease income	(594)	(24)
Net lease expense	581	1,167

Cash flow information related to leases:
Operating cash outflow from operating leases during the six months ended June 30, 2024 and 2023	$1,902	$1,951

	June 30, 2024	June 30, 2023
Right-of-use assets obtained during the six months ended June 30, 2024 and 2023 in exchange for new operating lease liabilities	$—	—
Weighted average remaining lease term (years)	3.26	3.93
Weighted average discount rate	10%	10%

	June 30, 2024
Maturities of lease liabilities:	Continuing Operations	Discontinued Operations
2024	$1,496	$1,195
2025	2,579	2,009
2026	2,421	1,777
2027	2,093	620
Total lease payments	8,589	5,601
Less imputed interest	(1,267)	(641)
Lease liabilities	$7,322	$4,960

We have subleased certain locations vacated as a result of a smaller workforce. As of June 30, 2024, we have subleases with remaining terms of 2 months to 4 years, some of which may include no options for renewal and others with options to extend the lease terms by 1 year. The undiscounted cash flows as of June 30, 2024 related to our subleases on an annual basis were as follows:

	June 30, 2024
	Continuing Operations	Discontinued Operations
2024	$548	$340
2025	1,035	389
2026	1,067	131
2027	1,100	24
Total sublease payments	$3,750	$884

18.  Discontinued Operations

In the second and third quarters of 2023, the Company sold its assets used in or related to the Company’s Local Component. In conjunction with the sale of the Local Component, on June 9, 2023, the Company sold a title plant in Texas for a total sale price of $7.6 million. Costs to sell the title plant were $0.7 million. The sale of the title plant resulted in a realized gain of $3.8 million recorded in the loss from discontinued operations, net of taxes line on the condensed consolidated statement of operations. With the execution of these agreements, the Company no longer has operations related to our previous Local retail branch footprint. With the final execution of these agreements during the third quarter of 2023, the Company determined that this represented a strategic shift that had a major effect on the Company’s operations and financial results, which triggered discontinued operations presentation, in accordance with ASC 205-20-45, for the Company's Local Component within its previous Distribution segment. Refer to Note 3 for additional details on the divestiture transactions.

The assets and liabilities associated with discontinued operations, including assets and liabilities sold in the Local Sales, assets separately disposed and remaining Local Component assets and liabilities, have been presented separately in our condensed consolidated balance sheets. The major assets and liability categories were as follows as of the dates indicated:

(In thousands, except share information)	June 30, 2024	December 31, 2023
Assets
Trade and other receivables (net of allowance for credit losses of $110 at June 30, 2024 and $110 at December 31, 2023)	$—	$62
Prepaid expenses, deposits and other assets	107	242
Lease right-of-use assets	1,786	2,108
Fixed assets (net of accumulated depreciation of $0 at June 30, 2024 and $2,028 at December 31, 2023)	—	151
Assets held for disposal	$1,893	$2,563

Liabilities
Accounts payable	$124	$306
Accrued expenses and other liabilities	133	238
Lease liabilities	4,960	6,107
Liability for loss and loss adjustment expenses	329	132
Liabilities held for disposal	$5,546	$6,783

Summary operating results of discontinued operations were as follows for the periods indicated:

	Three Months Ended June 30, 2024
	Local Component	Eliminations (1)	Total
Revenues:
Escrow, other title-related fees and other	$195	$(1)	$194
Investment, dividend and other income	$—	—	—
Total revenues	$195	$(1)	$194

Operating expenses excluding impairments	$1,584	$(1)	$1,583
Goodwill impairment	$—	—	—
Long-lived asset impairment	$—	—	—
Total operating expenses	$1,584	$(1)	$1,583

Loss from discontinued operations	$(1,389)	$—	$(1,389)

Other (expense) income:
Interest expense	$—	$—	$—
Gain (loss) on sales of discontinued operations	$—	—	—
Loss from discontinued operations before income taxes	$(1,389)	$—	$(1,389)

Income tax expense	$—	—	—
Net loss from discontinued operations	$(1,389)	$—	$(1,389)

	Six Months Ended June 30, 2024
	Local Component	Eliminations (1)	Total
Revenues:
Escrow, other title-related fees and other	$535	$(22)	$513
Investment, dividend and other income	(3)	—	(3)
Total revenues	$532	$(22)	$510

Operating expenses excluding impairments	$2,998	$(22)	$2,976
Goodwill impairment	—	—	—
Long-lived asset impairment	—	—	—
Total operating expenses	$2,998	$(22)	$2,976

Loss from discontinued operations	$(2,466)	$—	$(2,466)

Other (expense) income:
Interest expense	$—	$—	$—
Gain (loss) on sales of discontinued operations	—	—	—
Loss from discontinued operations before income taxes	$(2,466)	$—	$(2,466)

Income tax expense	—	—	—
Net loss from discontinued operations	$(2,466)	$—	$(2,466)

	Three Months Ended June 30, 2023
	Local Component	Eliminations (1)	Total
Revenues:
Escrow, other title-related fees and other	$14,100	$(6,606)	$7,494
Investment, dividend and other income	80	—	80
Total revenues	$14,180	$(6,606)	$7,574

Operating expenses excluding impairments	$16,238	$(6,606)	$9,632
Goodwill impairment	—	—	—
Long-lived asset impairment	849	—	849
Total operating expenses	$17,087	$(6,606)	$10,481

Loss from discontinued operations	$(2,907)	$—	$(2,907)

Other (expense) income:
Interest expense	$(922)	$—	$(922)
Gain (loss) on sales of discontinued operations	(7,766)	—	(7,766)
Loss from discontinued operations before income taxes	$(11,595)	$—	$(11,595)

Income tax expense	(29)	—	(29)
Net loss from discontinued operations	$(11,624)	$—	$(11,624)

	Six Months Ended June 30, 2023
	Local Component	Eliminations (1)	Total
Revenues:
Escrow, other title-related fees and other	$25,087	$(11,960)	$13,127
Investment, dividend and other income	2	—	2
Total revenues	$25,089	$(11,960)	$13,129

Operating expenses excluding impairments	$36,808	$(11,960)	$24,848
Goodwill impairment	—	—	—
Long-lived asset impairment	1,030	—	1,030
Total operating expenses	$37,838	$(11,960)	$25,878

Loss from discontinued operations	$(12,749)	$—	$(12,749)

Other (expense) income:
Interest expense	$(1,940)	$—	$(1,940)
Gain (loss) on sales of discontinued operations	(7,766)	—	(7,766)
Loss from discontinued operations before income taxes	$(22,455)	$—	$(22,455)

Income tax expense	(59)	—	(59)
Net loss from discontinued operations	$(22,514)	$—	$(22,514)

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

The depreciation and amortization, sale proceeds and significant noncash operating items associated with the discontinued operations were as follows:

	Six Months Ended June 30,
	2024	2023
Non-cash discontinued operating activities:
Impairment charges	$—	$1,030
Depreciation and amortization	13	375

Cash flows from discontinued investing activities:
Proceeds from sales of discontinued operations, net of cash disposed and working capital adjustments, and dividends from title plants	—	7,241

There were no capital expenditures associated with the discontinued operations for the three and six months ended June 30, 2024 or 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Doma should be read together with the unaudited condensed consolidated financial statements as of June 30, 2024 and 2023 and for the three and six months ended June 30, 2024 and 2023, together with the related notes thereto, contained in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as the audited consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023 and  2022, together with related notes thereto, contained in our annual report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties and should be read in conjunction with the disclosures and information contained in “Cautionary Note Regarding Forward-Looking Statements” in the Annual Report. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A “Risk Factors” or in other parts of the Annual Report. Certain amounts may not foot due to rounding. All forward-looking statements in this Quarterly Report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances, except as required by law.

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

The stockholders of the Company will be asked to vote on the adoption of the Merger Agreement and the Merger at a stockholder meeting that will be held on August 27, 2024. The consummation of the Merger is not subject to a financing condition, but is subject to certain conditions to Closing, including (i) approval of the Company’s Disinterested Stockholders, (ii) consent, approval or authorization from relevant insurance regulatory agencies without the imposition of a Burdensome Condition, (iii) absence of any order or injunction prohibiting the consummation of the Merger, (iv) subject in certain cases to customary materiality qualifiers, the accuracy of the representations and warranties contained in the Merger Agreement and compliance with the covenants contained in the Merger Agreement, (v) no Company Material Adverse Effect having occurred since the date of the Merger Agreement that is continuing, (vi) the completion of certain specified transactions as contemplated by the Merger Agreement, (vii) the repayment of the Company’s outstanding indebtedness with HSCM pursuant to the terms described below and (viii) the investment by Lennar into Topco.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to conduct its businesses in the ordinary course between the execution and completion of the Merger Agreement, not to engage in certain kinds of transactions during such period (including payment of dividends outside of the ordinary course or as otherwise permitted under the Merger Agreement), to convene and hold a meeting of its stockholders to consider and vote upon the Merger, to cooperate with Parent in connection with obtaining financing for the transaction, to implement the reorganization of certain assets and liabilities of the Company relating to its technology solutions into a newly formed or selected subsidiary of the Company, to use reasonable best efforts to obtain regulatory consents, and, subject to certain customary exceptions, for the Company’s board of directors to recommend that its stockholders approve and adopt the Merger Agreement. The Merger Agreement also contains customary representations, warranties and covenants of Parent and Merger Sub, including a covenant to use reasonable best efforts to obtain the debt financing described below. The Merger Agreement contains a 50-day “go-shop” provision (which by its terms expired on May 17, 2024) that allowed the Company to, among other things, solicit, initiate, propose, induce, encourage, or facilitate discussions or negotiations with respect to Acquisition Proposals (as defined in the Merger Agreement). The Company has ceased such activities, and is subject to a customary “no-shop” provision that restricts the Company’s ability to, among other things, solicit Acquisition Proposals from third parties and to provide non-public information to, and engage in discussions or negotiations with, third parties regarding Acquisition Proposals after the “go-shop” period. The “no-shop” provision allows the Company, under certain circumstances and in compliance with certain obligations set forth in the Merger Agreement, to provide non-public information to any person and its representatives that has made a bona fide Acquisition Proposal that either constitutes, or would reasonably be expected to lead to, an Acquisition Proposal.

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

Macroeconomic Trends

The on-going macroeconomic trends impacting the residential real estate market include a shortage in the supply of homes for sale, increasing home prices, inflation, disrupted labor markets and geopolitical uncertainties.

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

Through 2023, to combat inflation, the Federal Reserve raised the benchmark interest rate by a total of 100 basis points. During the six months ended June 30, 2024, the Federal Reserve has held the benchmark interest rate steady. Average interest rates for a 30-year fixed rate mortgage rose to 6.92% as of June 2024 as compared to 6.71% for the corresponding period of 2023. As interest rates rise, the outlook on refinance transactions continues to decline.

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

The following table presents our key operating and financial indicators from continuing operations, as well as the relevant generally accepted accounting principles (“GAAP”) measures, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
GAAP financial data:
Revenue (1)	$77,646	$81,279	$143,713	$150,091
Gross profit (2)	$5,056	$1,972	$9,164	$4,073
Net loss	$(19,008)	$(24,253)	$(38,482)	$(55,486)
Non-GAAP financial data (3):
Retained premiums and fees	$15,474	$16,509	$29,150	$30,784
Adjusted gross profit	$8,131	$4,881	$15,224	$9,844
Ratio of adjusted gross profit to retained premiums and fees	53%	30%	52%	32%
Adjusted EBITDA	$(2,665)	$(12,141)	$(8,227)	$(24,926)

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

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before interest, income taxes and depreciation and amortization, and further adjusted to exclude the impact of net loss from discontinued operations, stock-based compensation, severance and interim salary costs, long-lived asset impairment, merger transaction costs, change in fair value of Local Sales Deferred Earnout, and the change in fair value of Warrant and Sponsor Covered Shares liabilities. See “—Non-GAAP Financial Measures” below for a reconciliation of our adjusted EBITDA to net loss, the most closely comparable GAAP measure and additional information about the limitations of our non-GAAP measures.

We review adjusted EBITDA as an important measure of our recurring and underlying financial performance, and believe it is useful to investors for the same reason.

Key Components of Revenues and Expenses

Revenues

Net premiums written

We generate net premiums by underwriting title insurance policies and recognize premiums in full upon the closing of the underlying transaction. For some of our Third-Party Agents, we also accrue premium revenue for title insurance policies we estimate to have been issued in the current period but reported to us by the Third-Party Agent in a subsequent period. See “—Critical Accounting Policies and Estimates— Accrued net premiums written from Third-Party Agent referrals” below for further explanation of this accrual. For the three and six months ended June 30, 2024 and 2023, the average time lag between the issuing of these policies by our Third-Party Agents and the reporting of these policies or premiums to us has been approximately three months. Net premiums written is inclusive of the portion of premiums retained by Third-Party Agents, which is recorded as an expense, as described below.

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

Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

The following table sets forth a summary of our consolidated results from continuing operations for the periods indicated, and the changes between periods.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$75,408	$78,962	$(3,554)	(5)%
Escrow, other title-related fees and other	922	798	124	16%
Investment, dividend and other income	1,316	1,519	(203)	(13)%
Total revenues	$77,646	$81,279	$(3,633)	(4)%
Expenses:
Premiums retained by agents	$62,172	$64,770	$(2,598)	(4)%
Title examination expense	1,173	1,241	(68)	(5)%
Provision for claims	1,183	5,330	(4,147)	(78)%
Personnel costs	13,174	17,434	(4,260)	(24)%
Other operating expenses	10,992	11,247	(255)	(2)%
Long-lived asset impairment	—	441	(441)	(100)%
Total operating expenses	$88,694	$100,463	$(11,769)	(12)%

Operating loss from continuing operations	(11,048)	(19,184)	8,136	(42)%

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	(66)	108	(174)	(161)%
Interest expense	(7,838)	(5,021)	(2,817)	56%
Loss from continuing operations before income taxes	(18,952)	(24,097)	5,145	(21)%

Income tax expense	(56)	(156)	100	(64)%
Net loss from continuing operations	$(19,008)	$(24,253)	$5,245	(22)%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Net premiums written	$138,921	$145,732	$(6,811)	(5)%
Escrow, other title-related fees and other	1,993	1,762	231	13%
Investment, dividend and other income	2,799	2,597	202	8%
Total revenues	$143,713	$150,091	$(6,378)	(4)%
Expenses:
Premiums retained by agents	$114,563	$119,307	$(4,744)	(4)%
Title examination expense	2,031	1,974	57	3%
Provision for claims	1,913	8,617	(6,704)	(78)%
Personnel costs	27,789	42,842	(15,053)	(35)%
Other operating expenses	21,600	23,215	(1,615)	(7)%
Long-lived asset impairment	—	441	(441)	(100)%
Total operating expenses	$167,896	$196,396	$(28,500)	(15)%

Operating loss from continuing operations	$(24,183)	$(46,305)	$22,122	(48)%

Other (expense) income:
Change in fair value of Warrant and Sponsor Covered Shares liabilities	$(305)	$123	$(428)	(348)%
Interest expense	(14,442)	(8,992)	(5,450)	61%
Loss from continuing operations before income taxes	$(38,930)	$(55,174)	$16,244	(29)%

Income tax expense	448	(312)	760	(244)%
Net loss from continuing operations	$(38,482)	$(55,486)	$17,004	(31)%

Revenue

Net premiums written. Net premiums written decreased by $3.6 million, or 5%, in the three months ended June 30, 2024 compared to the same period in the prior year, driven by a 98% decrease in premiums from our Direct Agents channel and partially offset by a 6% increase in premiums from our Third-Party Agents channel. Net premiums written decreased by $6.8 million, or 5%, in the six months ended June 30, 2024 compared to the same period in the prior year, driven by a 97% decrease in premiums from our Direct Agents channel and partially offset by a 6% increase in premiums from our Third-Party Agents channel.

For the three and six months ended June 30, 2024, Direct Agents premium decline was driven by the discontinuing of the Local Component. For the three and six months ended June 30, 2024, the increase in premiums from our Third-Party Agents channel was driven by an increase in premiums associated with new home buildings that closed during the periods.

Escrow, other title-related fees and other. Escrow, other title-related fees and other increased $0.1 million, or 16%, and $0.2 million, or 13%, in the three and six months ended June 30, 2024, respectively, compared to the same period in the prior year, driven by rental income on subleases.

Investment, dividend and other income. Investment, dividend and other income decreased $0.2 million, or 13%, in the three months ended June 30, 2024 compared to the same period in the prior year, primarily due to lower interest income on our investment portfolio. Investment, dividend and other income increased $0.2 million, or 8%, in the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to realized losses on asset disposals in the prior year.

Expenses

Premiums retained by agents. Premiums retained by agents decreased by $2.6 million, or 4%, and $4.7 million, or 4%, in the three and six months ended June 30, 2024, respectively, compared to the same period in the prior year. These movements were driven principally by decreases in premium. There was no material change in the average commissions paid to our Third-Party Agents.

Title examination expense. Title examination expense decreased by $0.1 million, or 5%, in the three months ended June 30, 2024 compared to the same period in the prior year, driven by decreases in premium. Title examination expense increased by $0.1 million, or 3%, in the six months ended June 30, 2024 compared to the same period in the prior year, due to increases in title search data provider fees.

Provision for claims. Provision for claims decreased by $4.1 million, or 78%, in the three months ended June 30, 2024 compared to the same period in the prior year, primarily due to reserve releases related to prior period policies of $2.6 million compared to reserve increases related to prior period policies of $0.7 million for the corresponding period in the prior year. Additionally, the provision for claims related to the current year decreased due to the corresponding decrease in premiums written. The provision for claims, expressed as a percentage of net premiums written, was 1.6% and 6.8% for the three months ended June 30, 2024 and 2023, respectively.

Provision for claims decreased by $6.7 million, or 78%, in the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to reserve releases related to prior period policies of $4.6 million compared to reserve increases related to prior period policies of $1.1 million for the corresponding period in the prior year. Additionally, the provision for claims related to the current year decreased due to the corresponding decrease in premiums written. The provision for claims, expressed as a percentage of net premiums written, was 1.4% and 5.9% for the six months ended June 30, 2024 and 2023, respectively.

Personnel costs. Personnel costs decreased by $4.3 million, or 24%, and $15.1 million, or 35%, in the three and six months ended June 30, 2024, respectively, compared to the same period in the prior year, due to decreases in direct and indirect labor, corporate support and customer acquisition expenses from previously disclosed workforce reduction plans and the overall declines in revenue. Personnel cost further decreased from lower severance expense from the previously disclosed prior year workforce reduction plans in the three and six months ended June 30, 2024. Personnel cost decreases were partially offset by higher stock-based compensation in the three and six months ended June 30, 2024.

Other operating expenses. Other operating expenses decreased by $0.3 million, or 2%, and $1.6 million, or 7%, in the three and six months ended June 30, 2024, respectively, compared to the same period in the prior year, primarily due to declines in IT hardware and software and insurance expenses and partially offset by increases in outside professional service fees and amortization.

Long-lived asset impairment. Long-lived asset impairment decreased by $0.4 million in the three and six months ended June 30, 2024, compared to the same period in the prior year, due to impairment of our operating lease right-of-use assets and related fixed assets related to vacating locations as a result of a smaller workforce in the prior year.

Change in fair value of Warrant and Sponsor Covered Shares liabilities. The change in fair value of Warrant and Sponsor Covered Shares liabilities (as defined in Note 3) decreased by $0.2 million in the three months ended June 30, 2024 and by $0.4 million in the six months ended June 30, 2024 compared to the same period in the prior year, due to changes in the inputs to the valuation of the liabilities and consideration of the proposed Merger. In 2023, the change in fair value of Warrant and Sponsor Covered Shares liabilities was a benefit, and in 2024, it is an expense.

Interest expense. Interest expense increased by $2.8 million, or 56%, in the three months ended June 30, 2024 and by $5.5 million, or 61%, in the six months ended June 30, 2024 compared to the same period in the prior year, due to a higher amount of average debt outstanding, which is a result of the paid in kind interest expense on the $150.0 million Term Loan, the amendment fee of $1.0 million, which became payable upon execution of the Hudson Fourth Amendment and was paid-in-kind and added to the principal of the Term Loan, and the higher paid-in-kind interest rate as a result of the Hudson Fourth Amendment.

Supplemental Key Operating and Financial Indicators Results Discussion – Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

The following table presents our key operating and financial indicators for our continuing operations, including our non-GAAP financial measures, for the periods indicated, and the changes between periods. This discussion should be read only as a supplement to the discussion of our GAAP results above. See “—Non-GAAP Financial Measures” below for important information about the non-GAAP financial measures presented below and their reconciliation to the respective most closely comparable GAAP measures.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Retained premiums and fees	$15,474	$16,509	$(1,035)	(6)%
Adjusted gross profit	8,131	4,881	3,250	67%
Ratio of adjusted gross profit to retained premiums and fees	53%	30%	23%	78%
Adjusted EBITDA	$(2,665)	$(12,141)	$9,476	(78)%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Retained premiums and fees	$29,150	$30,784	$(1,634)	(5)%
Adjusted gross profit	15,224	9,844	5,380	55%
Ratio of adjusted gross profit to retained premiums and fees	52%	32%	20%	63%
Adjusted EBITDA	$(8,227)	$(24,926)	$16,699	(67)%

Retained premiums and fees

Retained premiums and fees decreased by $1.0 million, or 6%, and $1.6 million, or 5%, during the three and six months ended June 30, 2024, respectively, compared to the same period in the prior year, driven by title policy declines across the Direct Agent channel and partially offset by an increase in premiums associated with new home buildings that closed during the periods.

Adjusted gross profit

Adjusted gross profit increased by $3.3 million, or 67%, and $5.4 million, or 55%, during the three and six months ended June 30, 2024, respectively, compared to the same period in the prior year, primarily due to a decrease in the provision for claims ratio and partially offset by declines in retained premiums and fees.

Ratio of adjusted gross profit to retained premiums and fees

The ratio of adjusted gross profit to retained premiums and fees increased 23% and 20% percentage points during the three and six months ended June 30, 2024, respectively, compared to the same period in the prior year due to the decrease in the provision for claims ratio. An offsetting impact to the ratio of adjusted gross profit to retained premiums and fees during the three and six months ended June 30, 2024 was increased title examination expenses as a percentage of retained premiums and fees.

Adjusted EBITDA

Adjusted EBITDA improved by $9.5 million to negative $2.7 million and by $16.7 million to negative $8.2 million for the three and six months ended June 30, 2024, respectively, due to the reduction in personnel and other operating expenses that are a direct result of the workforce reduction actions taken during the third quarter of 2023 and due to decreases in provision for claims.

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

Retained premiums and fees

The following presents our continuing operations retained premiums and fees and reconciles the measure to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$77,646	$81,279	$143,713	$150,091
Minus:
Premiums retained by agents	62,172	64,770	114,563	119,307
Retained premiums and fees	$15,474	$16,509	$29,150	$30,784
Minus:
Direct labor	3,148	3,327	6,562	7,135
Provision for claims	1,183	5,330	1,913	8,617
Depreciation and amortization	3,075	2,909	6,060	5,771
Other direct costs (1)	3,012	2,971	5,451	5,188
Gross Profit	$5,056	$1,972	$9,164	$4,073

(1)	Includes title examination expense, office supplies, and premium and other taxes.

Adjusted gross profit

The following table reconciles our continuing operations adjusted gross profit to our gross profit, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Gross Profit	$5,056	$1,972	$9,164	$4,073
Adjusted for:
Depreciation and amortization	3,075	2,909	6,060	5,771
Adjusted Gross Profit	$8,131	$4,881	$15,224	$9,844

Adjusted EBITDA

The following table reconciles our continuing operations adjusted EBITDA to our net loss, the most closely comparable GAAP financial measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net loss (GAAP)	$(20,397)	$(35,877)	$(40,948)	$(78,000)
Adjusted for:
Depreciation and amortization	3,075	2,909	6,060	5,771
Interest expense	7,838	5,021	14,442	8,992
Income taxes	56	156	(448)	312
EBITDA	$(9,428)	$(27,791)	$(20,894)	$(62,925)
Adjusted for:
Loss from discontinued operations, net of taxes	1,389	11,624	2,466	22,514
Stock-based compensation	3,784	2,833	8,487	7,826
Severance and interim salary costs	5	860	69	7,341
Long-lived asset impairment	—	441	—	441
Merger transaction costs	930	—	930	—
Change in fair value of Warrant and Sponsor Covered Shares liabilities	66	(108)	305	(123)
Change in fair value of Local Sales Deferred Earnout	589	—	410	—
Adjusted EBITDA	$(2,665)	$(12,141)	$(8,227)	$(24,926)

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

We had $73.1 million in cash and cash equivalents and restricted cash, $7.4 million in held-to-maturity debt securities, and $41.7 million in available-for-sale debt securities as of June 30, 2024. The restricted net assets of Doma Title Insurance, Inc. (“DTI”), our title insurance subsidiary, are a significant proportion of the Company’s consolidated net assets. DTI and our other insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Departments of Insurance of their respective states of domicile. As of December 31, 2023, $49.9 million of our statutory net assets are restricted from dividend payments without prior approval from the Departments of Insurance of their respective states of domicile. During 2024, our title insurance subsidiary could pay or make distributions to us of approximately $5.2 million, without prior approval. However, on April 26, 2024, the South Carolina Department of Insurance approved an extraordinary dividend of $17.5 million from Doma Title Insurance, Inc., our title insurance subsidiary, to the Company. Doma Title Insurance, Inc. paid the $17.5 million extraordinary dividend to the Company in the three months ended June 30, 2024.

During our financial close and forecasting process for the year ended December 31, 2023, the Company identified conditions and events such as sustained cash outflows, operating losses and insufficient cash balances that, when considered in the aggregate, raised substantial doubt about our ability to continue as a going concern. However, that doubt was alleviated through management's plans, including the HSCM Fourth Amendment and the Senior Term Facility as defined in Part I, Item I Note 8 "Debt." The Company believes its unrestricted assets and the additional funding provided by the HSCM Fourth Amendment and the Senior Term Facility will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report.

We may need additional cash due to changing business conditions or other developments, including unanticipated regulatory developments and competitive pressures. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing.

Debt

Loan and Security Agreement

In December 2020, Old Doma entered into a loan and security agreement with Hudson Structured Capital Management Ltd. (“HSCM”), providing for a $150.0 million senior secured term loan (“Loan and Security Agreement”), which was fully funded by the lenders, which are affiliates of HSCM, at its principal face value on January 29, 2021 (the “Funding Date”) and matures on the fifth anniversary of the Funding Date. Prior to the HSCM Fourth Amendment, the Loan and Security Agreement bore interest at a rate of 11.25% per annum, of which 5.0% was payable in cash in arrears and the remaining 6.25% accrued to the outstanding principal balance on a PIK basis. Interest was payable or compounded, as applicable, quarterly.

The Loan and Security Agreement was secured by a first-priority pledge and security interest in substantially all of the assets of our wholly owned subsidiary States Title (which represents substantially all of our assets), including the assets of any of its existing and future domestic subsidiaries (in each case, subject to customary exclusions, including the exclusion of regulated insurance company subsidiaries). The Loan and Security Agreement is subject to customary affirmative and negative covenants, including limits on the incurrence of debt and restrictions on acquisitions, sales of assets, dividends and certain restricted payments. The Loan and Security Agreement is also subject to two financial maintenance covenants, related to liquidity and revenues. The liquidity covenant requires States Title to have at least $20.0 million of liquidity, calculated as of the last day of each month, as the sum of (i) our unrestricted cash and cash equivalents and (ii) the aggregate unused and available portion of any working capital or other revolving credit facility. The revenue covenant, which is tested as of the last day of each fiscal year, requires that States Title’s consolidated GAAP revenue for the year to be greater than $50.0 million in accordance with the HSCM Fourth Amendment. The Loan and Security Agreement is subject to customary events of default and cure rights. As of the date of this Quarterly Report, States Title is in compliance with all Loan and Security Agreement covenants.

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

Fourth Amendment to the Loan and Security Agreement

Concurrently with the execution of the Merger Agreement, certain of the Company’s subsidiaries, the lenders party thereto and Hudson, as agent for such lenders, entered into the HSCM Fourth Amendment such that, among other things: (a) from the effective date of the HSCM Fourth Amendment through September 30, 2025, interest on the principal amount outstanding of the Loan and Security Agreement will accrue and capitalize and be added to the principal balance monthly at a per annum rate equal to 16.25%; (b) beginning October 1, 2025, interest on the Loan and Security Agreement will accrue at a per annum rate equal to 16.25%, (i) 10% of which shall accrue and be payable in cash monthly and (ii) the remainder of such interest shall accrue and capitalize and be added to the principal balance monthly; (c) the Company will make prepayments on the Loan and Security Agreement in an amount up to $16 million of net cash proceeds received from contingent payments earned by the Company pursuant to certain previous asset sales (but such payment shall be deferred until October 2025); (d) Subject to certain conditions, the Company will make monthly pre-payments of the Loan and Security Agreement under the Company Loan Agreement with cash on hand in excess of $7.5 million after October 1, 2025 in the event the Merger Agreement is terminated prior to the consummation of the Merger; (e) if reasonably requested by HSCM following a termination of the Merger Agreement prior to the consummation of the Merger, the Company would transfer all of its equity interests in Doma Title Insurance, Inc to a newly formed bankruptcy-remote entity and cause such equity interests to be pledged as collateral under the Company Loan Agreement; (f) the financial covenants in the Company Loan Agreement were modified, including, without limitation, the reduction of the minimum consolidated GAAP revenue financial covenant from $130 million to $50 million; and (g) the Company is permitted to incur indebtedness under the Senior Term Facility (as defined below) which indebtedness shall be senior in respect of payment and liens to the obligations under the Company Loan Agreement. In connection with the HSCM Fourth Amendment, HSCM shall be entitled to an amendment fee of $1.0 million, which fee became payable upon execution of the HSCM Fourth Amendment and was paid-in-kind and added to the Loan and Security Agreement.

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

Topco Commitment Letter

As previously announced by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2024, on March 28, 2024, States Title, a subsidiary of the Company, and Closing Parent Holdco, L.P. (“Topco”) entered into a commitment letter (the “Topco Commitment Letter”), pursuant to which Topco committed to provide a $35 million senior secured delayed draw term loan facility to States Title.

On April 30, 2024, pursuant to the Topco Commitment Letter, States Title and certain of its subsidiaries entered into a senior loan and security agreement with the lenders party thereto and Alter Domus (US) LLC as administrative agent and collateral agent (“Senior Loan Agreement”). Pursuant to the Senior Loan Agreement, the lenders party thereto have committed, on a several basis, to provide States Title with a $22.5 million senior secured delayed draw term loan facility (the “Senior Term Facility”) (with certain subsidiaries of States Title guaranteeing the obligations thereunder).

The Senior Term Facility will have two tranches: (a) up to $12.5 million will be available to be drawn in up to three draws (each draw being for at least $5 million) between closing of the Senior Term Facility and December 31, 2024 and (b) up to $10 million will be available to be drawn in a single draw between January 1, 2025 and June 30, 2025, each tranche being subject to commitment reductions as set forth in the senior loan and security agreement. Each loan made under the Senior Term Facility will mature three years after it is drawn.

The Senior Term Facility will be secured by a first priority lien on substantially all of the assets of States Title and the guarantors (subject to customary exceptions), senior to all existing and future liens securing debt for borrowed money (including the liens securing the obligations under the Loan and Security Agreement dated as of December 31, 2020 (as amended, including pursuant to the Sixth Amendment referred to below, the “Subordinated Loan Agreement”) by and among States Title and certain of its subsidiaries, the lenders party thereto and Hudson Structured Capital Management Ltd. as administrative agent and collateral agent (“HSCM”)) and will be senior in right of payment to all existing and future debt for borrowed money (including the Subordinated Loan Agreement), in each case, subject to certain exceptions. The terms of the subordination of the Subordinated Loan Agreement are set forth in an intercreditor and subordination agreement (the “Subordination Agreement”) and include certain prohibitions on the exercise of remedies by the lenders under the Subordinated Loan Agreement.

Interest on each loan will accrue at a rate of Term SOFR (subject to a 1.0% floor) plus 9.0% per annum and will be payable in arrears in kind on the last day of each interest period. The Senior Term Facility will include an undrawn fee of 5.0% per annum on all undrawn commitments, payable quarterly in cash, and an upfront fee of 3.0% of the commitments in respect of the Senior Term Facility as of the date of the Senior Loan Agreement (which upfront fee is reduced to 2.0% for any commitments that are terminated within 30 days after the date of the Senior Loan Agreement), payable upon the funding or termination of such commitments. Prepayments of the Senior Term Facility (subject to certain exceptions) will be subject to customary prepayment premiums. The Senior Term Facility will also include certain information rights and other customary covenants (including affirmative, negative and financial covenants) and mandatory prepayment provisions. States Title was in compliance with the Senior Loan Agreement covenants as of June 30, 2024.

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

For more information on the HSCM Fourth Amendment, HSCM Fifth Amendment and Senior Term Facility, refer to Part I, Item 1, Note 8 "Debt."

Other commitments and contingencies

Our commitments for leases, related to our office space and equipment, related to continuing and discontinued operations amounted to $14.2 million as of June 30, 2024 of which $2.7 million is payable in 2024. Refer to Note 17 to our condensed consolidated financial statements for a summary of our future commitments. Our headquarters lease expires in 2024. As of June 30, 2024, we did not have any other material commitments for cash expenditures.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(20,454)	$(49,066)
Net cash provided by investing activities	24,777	59,252
Net cash used in financing activities	(2,393)	(9,025)

Operating activities

In the first six months of 2024, net cash used in operating activities was $20.5 million driven by the net loss of $40.9 million, changes in liability for loss and loss adjustments expenses of $6.9 million and prepaid expenses, deposits and other assets of $2.4 million. This was offset by changes in accounts payable of $2.8 million and non-cash costs including paid in kind interest expense of $12.5 million, stock-based compensation expense of $8.8 million and depreciation and amortization of $6.1 million.

In the first six months of 2023, net cash used in operating activities was $49.1 million driven by the net loss of $78.0 million and cash paid for accrued expenses of $10.4 million. This was offset by changes in trade and other receivables of $7.0 million, and non-cash costs including loss on sale of business, net of gain on sale of title plant, of $7.8 million, stock-based compensation expense of $6.8 million and depreciation and amortization of $6.1 million.

Investing activities

Our capital expenditures have historically consisted mainly of costs incurred in the development of the Doma Intelligence platform. Our other investing activities generally consist of transactions in fixed maturity investment securities to provide regular interest payments.

In the first six months of 2024, net cash provided by investing activities was $24.8 million, and reflected $1.1 million of purchases of investments offset by $28.7 million of proceeds from the maturity of held-to-maturity and available-for-sale investments. Cash paid for fixed assets was $2.8 million in the same period, largely consisting of technology development costs related to the Doma Intelligence platform.

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

Financing activities

In the first six months of 2024, net cash used in financing activities was $2.4 million driven by employee taxes paid on withholding shares of $2.2 million.

In the first six months of 2023, net cash used in financing activities was $9.0 million driven by repayments on the Company's Loan and Security Agreement of $9.2 million.

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

Our total loss reserve as of June 30, 2024 amounted to $74.8 million, which we believe, based on historical claims experience and actuarial analyses, is adequate to cover claim losses resulting from pending and future claims for policies issued through June 30, 2024.

A summary of the Company’s loss reserves is as follows:

	June 30, 2024		December 31, 2023
	($ in thousands)
Known title claims	$3,306	4%	$7,139	9%
IBNR title claims	71,511	96%	74,755	91%
Total loss reserves	$74,817	100%	$81,894	100%

We continually review and adjust our reserve estimates to reflect loss experience and any new information that becomes available.

Goodwill

We have significant goodwill on our balance sheet related to acquisitions, as goodwill represents the excess of the acquisition price over the fair value of net assets acquired and liabilities assumed in a business combination. Goodwill is tested and reviewed annually for impairment on October 1 of each year, and between annual tests if events or circumstances arise that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount. In addition, an interim impairment test may be completed upon a triggering event or when there is a reorganization of reporting structure or disposal of all or a portion of a reporting unit. As of June 30, 2024, we had $23.4 million of goodwill, relating to the North American Title Acquisition, which related to the Underwriting reporting unit.

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

The Company’s debt security portfolio is subject to credit risk. For further information on the credit quality of the Company’s investment portfolio at June 30, 2024, see Note 4 to the consolidated financial statements.

The Company also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under our reinsurance programs and the ability of sublessees to honor their obligations to pay the contract amounts under our subleases. For information on our reinsurance programs, see Note 2 and Note 17 to the consolidated financial statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

The Company has received demand letters (“Disclosure Demands”) from eleven purported stockholders of the Company (the “Disclosure Stockholders”), alleging that the definitive proxy statement filed by the Company in connection with the Merger (the “Proxy Statement”) omits material information in violation of applicable laws and demanding that the Company issue supplemental corrective disclosure. The Company believes the allegations asserted in the Disclosure Demands are without merit.

For additional information regarding legal proceedings, see Part I, Item 3. “Legal Proceedings” in our annual report on Form 10-K for the year ended  December 31, 2023 (the “Annual Report”). See also the information set forth in Note 12 “Legal Matters” contained in Part I, Item 1 “Financial Information” of this Quarterly Report.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in Part I, Item 1A “Risk Factors” in our Annual Report. As of the date of this Quarterly Report, except as described below, there have been no material changes to the risk factors disclosed in the Annual Report. We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business or financial condition.

Litigation against us, Title Resources Group, Lennar, the members of our board or their respective boards, could result in significant costs and divert our attention and resources from the Merger and ongoing business activities, which could adversely affect our operations.

We received the Disclosure Demands from the Disclosure Stockholders, which generally demand the disclosure of certain additional information that was allegedly omitted from the Proxy Statement. It is possible that additional demands may be made and/or that complaints may be filed by our stockholders challenging the Merger. The outcome of any such demands and complaints and any litigation ensuing from such demands and complaints cannot be assured, including the amount of fees and costs associated with defending these claims or any other liabilities that may be incurred in connection therewith. Whether or not any claims made by any plaintiff is successful, this type of litigation can result in significant costs and divert our attention and resources from the Merger and ongoing business activities, which could adversely affect our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index to this Quarterly Report on Form 10-Q are filed herewith or incorporated by reference herein:

Exhibit	Description
10.1	Senior Loan and Security Agreement, dated as of April 30, 2024, among States Title Holding, Inc., certain subsidiaries of States Title Holding, Inc., as guarantors, the lenders from time to time party thereto, and Alter Domus (US) LLC, as administrative agent for the lenders and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024).
10.2	Intercreditor and Subordination Agreement, dated as of April 30, 2024, between Alter Domus (US) LLC, as senior agent, and Hudson Structured Capital Management Ltd., as subordinated agent. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2024).
10.3	Sixth Amendment to Loan and Security Agreement, dated as of April 30, 2024, by and among by States Title Holding, Inc., certain subsidiaries of States Title Holding, Inc., as guarantors, the lenders from time to time party thereto, and Hudson Structured Capital Management Ltd., as administrative agent for the lenders and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 2, 2024).
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMA HOLDINGS, INC.
By:	/s/ Max Simkoff
	Name:	Max Simkoff

	Date:	August 14, 2024
	Title:	Chief Executive Officer
(Principal Executive Officer)

DOMA HOLDINGS, INC.
By:	/s/ Mike Smith
	Name:	Mike Smith

	Date:	August 14, 2024
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)